Form 10-Q
period 1996-09-30
CYBERMEDIA INC
filed 1996-11-12
CIK 1019156

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 1996

                         Commission file number 0-21289



                                CYBERMEDIA, INC.
             (Exact name of registrant as specified in its charter)




                 DELAWARE                                95-4347239
       (State or other jurisdiction                  (I.R.S. Employer
     of incorporation or organization)            Identification Number)


        3000 OCEAN PARK BLVD., SUITE 2001, SANTA MONICA, CALIFORNIA 90405
                    (Address of principal executive offices)
                                   (Zip Code)
                                 (310) 541-4700
              (Registrant's telephone number, including area code)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes [X] No [ ]; (2) Yes [ ] No [X]

         As of October 31, 1996, 11,775,193 shares of the Registrant's Common Stock, $0.01 par value were issued and outstanding.

                                CYBERMEDIA, INC.

                                TABLE OF CONTENTS

PART I.           FINANCIAL INFORMATION                                                     PAGE

         Item 1.  Financial Statements

                  Balance Sheets At September 30, 1996 and December 31, 1995                   3

                  Statements of Operations Three and Nine months ended September 30,
                  1996 and 1995                                                                4

                  Statements of Cash Flow Nine Months ended September 30, 1996 and 1995        5

                  Notes to Financial Statements                                                6

         Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                    7

PART II.          OTHER INFORMATION                                                            22

         Item 1. Legal Proceedings                                                             22

         Item 4. Submission of Matters to a Vote of Security Holders                           22

         Item 6. Exhibits and Reports on Form 8-K                                              22


                  Signature                                                                    23

                  Index to Exhibits                                                            24

                                      PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                                CYBERMEDIA, INC.
                                  BALANCE SHEET

                                            September 30,  December 31,
                                                1996           1995
                                             Unaudited       Audited
                                            -------------  ------------
   ASSETS

Current assets:
   Cash and cash equivalents                 $1,727,000     $2,050,000
   Trade accounts receivable, net             6,919,000      1,182,000
   Inventory                                  1,295,000        412,000
   Prepaid expenses                           1,020,000        111,000
   Other current assets                          10,000         10,000
                                                 ------         ------
       Total current assets                  10,971,000      3,765,000

Furniture, fixtures and equipment, net          813,000         90,000
                                                -------         ------
                                            $11,784,000     $3,855,000
                                            ===========     ==========

   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                          $3,948,000     $1,620,000
   Accrued expenses                           1,067,000        419,000
   Unearned income                            3,884,000        677,000
   Current portion of grant payable             795,000        607,000
   Current portion of notes payable                   0              0
   Current portion of capital lease              12,000          8,000
                                                 ------          -----
       Total current liabilities              9,706,000      3,331,000

   Lease obligation                              12,000         17,000
   Notes payable, less current portion          450,000        500,000
                                                -------        -------
       Total liabilities                     10,168,000      3,848,000

Stockholders' equity
   Series A Preferred stock                      30,000         30,000
   Series B Preferred stock                      64,000         64,000
   Series C Preferred stock                      11,000              0
   Common stock                                  25,000         13,000
   Additional paid-in capital                10,588,000      5,451,000
   Accumulated deficit                       (9,102,000)    (5,551,000)
                                             ----------     ----------
       Net stockholders' equity               1,616,000          7,000

                                            $11,784,000     $3,855,000
                                            ===========     ==========

See accompanying notes to Financial Statements

                                CYBERMEDIA, INC.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                      Three months ended        Nine months ended
                                        September 30              September 30
                                      ------------------        -----------------
                                       1996        1995           1996        1995
                                       ----        ----           ----        ----
Net revenues                     $8,730,000  $1,046,000    $22,680,000  $2,770,000

Cost of revenues                  2,391,000     356,000      7,280,000     718,000
                                  ---------     -------      ---------     -------

   Gross profit                   6,339,000     690,000     15,400,000   2,052,000

Operating expenses:

   Research and development         929,000     240,000      2,072,000     695,000
   Sales and marketing            5,817,000   1,003,000     14,426,000   1,680,000
   General and administrative       916,000     172,000      2,429,000     376,000
                                    -------     -------      ---------     -------

Total operating expenses          7,662,000   1,415,000     18,927,000   2,751,000
                                  ---------   ---------     ----------   ---------

Loss from operations             (1,323,000)   (725,000)    (3,527,000)   (699,000)

Other income (expense)                1,000     (14,000)       (23,000)    (98,000)

Loss before income taxes         (1,322,000)   (739,000)    (3,550,000)   (797,000)
                                  ---------     -------      ---------     -------

Income tax expense                        -           -              -           -

Net loss                        ($1,322,000)  ($739,000)   ($3,550,000)  ($797,000)
                                ============  ==========   ============  ==========

Net loss per share                   ($0.17)     ($0.09)        ($0.45)     ($0.10)
                                     =======     =======        =======     =======

Shares used in computing          7,889,000   7,864,000      7,872,000   7,860,000
net loss per share

See accompanying notes to Financial Statements

                                CYBERMEDIA, INC.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                             Nine Months Ended
                                                                               September 30,
                                                                             -----------------
                                                                            1996           1995
                                                                            ----           ----
Cash flows from operating activities:

   Net loss                                                          ($3,550,000)     ($797,000)

   Adjustments to reconcile net loss to net cash used in operating activities:

   Depreciation                                                          101,000          5,000
   Royalty expense                                                       188,000         54,000
   Changes in assets and liabilities:
      Trade accounts receivable, net                                  (5,737,000)    (1,381,000)
      Inventory                                                         (883,000)       (54,000)
      Prepaid expenses                                                  (909,000)       (74,000)
      Other current assets                                                     -        (10,000)
      Accounts payable                                                 2,327,000        790,000
      Accrued expenses                                                   648,000       (331,000)
      Unearned revenues                                                3,207,000        242,000
                                                                     -----------      ---------
         Net cash used in operating activities                        (4,608,000)    (1,556,000)
                                                                     -----------      ---------

Cash flows used in investing activities - purchase of furniture,
   fixtures and equipment                                               (824,000)       (50,000)
                                                                     -----------      ---------
Cash flows from financing activities:

   Proceeds from the issuance of Series A Preferred Stock                      -         50,000
   Proceeds from the issuance of Series B Preferred Stock                      -      4,016,000
   Proceeds from the issuance of Series C Preferred Stock              5,000,000              -
   Payments of capital lease obligation                                   (1,000)             -
   Proceeds from the issuance of Common Stock                            160,000          3,000
   Proceeds from note payable                                                  -        471,000
   Payment of note payable                                               (50,000)             -
                                                                     -----------      ---------
         Net cash provided by financing activities                     5,109,000      4,540,000
                                                                     -----------      ---------

         Net increase (decrease) in cash and equivalents                (323,000)     2,934,000

Cash and cash equivalents at beginning of period                       2,050,000        102,000
                                                                     -----------      ---------
Cash and cash equivalents at end of period                            $1,727,000     $3,036,000
                                                                     ===========     ==========

See accompanying notes to Financial Statements

                                CYBERMEDIA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                September 30,1996
                                   (unaudited)


1.       Basis of Presentation

         The financial statements for the three months and nine months ended September 30, 1996 and 1995 are unaudited and reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial condition and results for the interim periods. These financial statements should be read in conjunction with the financial statements and notes thereto together with management's discussion and analysis of financial condition and results of operations contained in CyberMedia's Registration Statement on Form S-1(Registration Statement No. 333-11063) which was declared effective by the Securities and Exchange Commission on October 22, 1996. The results for the three and nine months ended September 30, 1996 are not necessarily indicative of the results for the entire year ending December 31, 1996.

2.       Earnings Per Share

         Per share data is based on the weighted average number of common shares and dilutive common stock equivalents outstanding for the period.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains trend analysis and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results could differ materially from those set forth in such forward-looking statements as a result of the factors set forth under "Factors Affecting Operating Results" and other risks detailed in the Company's Registration Statement on Form S-1 (Registration Statement No. 333-11063) declared effective by the Securities and Exchange Commission on October 22, 1996 and detailed from time to time in the Company's reports filed with the Securities and Exchange Commission.

    The following information should be read in conjunction with the consolidated financial statements and the notes thereto and in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in CyberMedia's Form S-1 (Registration Statement No. 333-11063) declared effective by the Securities and Exchange Commission on October 22, 1996. This analysis is provided pursuant to applicable Securities and Exchange Commission regulations and is not intended to serve as a basis for projections of future events.

Overview

  CyberMedia is a leading provider of software products that provide automatic service and support to PC users in the Windows environment. The Company commenced operations in November 1991 and introduced its first automatic service and support product, Win Win, in 1993. The Company introduced the first Windows 95 compatible version of its First Aid product line in September 1995. During 1995 and the first half of 1996, over 90% of the Company's net revenues were attributable to sales of its First Aid products. Any decline in the demand for First Aid products, failure to achieve market acceptance of upgrades to such products or failure of net revenues derived from such products to meet the Company's expectations, whether as a result of competition, technological change or other factors, would have a material adverse effect on the Company's business, results of operations and financial condition.

  The Company also has a number of new product development efforts under way, including First Aid 97, an upgrade of its First Aid 95 products scheduled for release in the fourth quarter of 1996, and a portion of future revenues is dependent on the success of these activities. The rate of growth of sales into the channel of First Aid 95 have declined somewhat since the public announcement of the expected release of First Aid 97 which the Company believes is due to such announcement. In order to enhance continued sales of First Aid 95, the Company has introduced a rebate program for buyers of First Aid 95 and First Aid 95 Deluxe and has extended credit terms to certain customers. The First Aid 97 upgrades will not be available until mid to late fourth quarter 1996. Delays in shipping such upgrades could have material adverse effect on the Company's future business, results of operations and financial condition. In October 1996, the Company introduced Oil Change, a product that automatically updates many software applications and device drivers over the Internet. There can be no assurance that Oil Change will achieve significant market acceptance and failure of it to achieve such acceptance could have a material adverse effect on the Company's future financial results.

  The Company has a limited operating history upon which to base an evaluation of its business and prospects. From inception to September 30, 1996, the Company generated net sales of approximately $27.8 million, of which $22.7 million, or 82% of such amount, was generated in the nine months ended September 30, 1996. The Company has incurred net losses in each of the last five fiscal years as well as in the nine months ended September 30, 1996. At September 30, 1996, the Company had an accumulated deficit of $9.1 million. With the introduction of First Aid 95, the Company began focusing on building its product line and establishing brand name awareness of its products, which has resulted in significantly increased operating expenses. The Company anticipates that its operating expenses will continue to increase significantly in the future as a result of efforts to expand its sales and marketing operations, including international sales, to fund greater levels of product development and to increase its administrative infrastructure. The Company intends to fund increases in operating expenses primarily from cash generated from operations and, to the extent necessary, funds available from the Company's line of credit. In addition, during 1996, the Company's net revenues and operating expenses increased rapidly as compared to prior periods. There can be no assurance that the Company's net revenues will continue to remain at or increase from the levels experienced in the first nine months of 1996 or that net revenues will not decline. The Company's prospects must be considered in light of the risks encountered by companies with limited operating histories, particularly companies in new and rapidly evolving markets. Future operating results will depend upon many factors, including the demand for the Company's software products, the level of product and price competition, the Company's success in expanding its direct and indirect distribution channels, the Company's success in attracting and retaining motivated and qualified personnel, the growth of activity on the Internet and the Web, the ability of the Company to develop and market new products and to control costs and general economic conditions. Many of these factors are beyond the Company's control. There can be no assurance that the Company will be successful in addressing such risks.

  The Company sells its First Aid products primarily to distributors for resale to the retail channel as well as directly to consumers through direct mail. In addition, the Company sells its products through software catalogs throughout the United States and Canada. Sales to the Company's top three distributors, Navarre, Ingram Micro and Micro Central, accounted for approximately 31%, 27% and 10%, respectively, of the Company's net revenues in the nine months ended September 30, 1996 and 9%, 16% and 19%, respectively, of net revenues in 1995. Net revenues from direct mail sales in 1995 and the first nine months of 1996 represented approximately 40% of net revenues in each of these periods, with the balance of net revenues attributable to sales through distributors. Net revenues in prior periods were primarily attributable to sales through distributors. Sales from direct mail have historically operated at lower profitability levels than sales from distributors. Accordingly, quarterly shifts in the mix of sales through distributors and through direct sales could cause fluctuations in the Company's profitability. There can be no assurance that the mix of sales or the relative profitability by distribution channel will remain at current levels in the future.

  The Company monitors the levels of purchases and returns on a customer by customer basis and, to date, returns have been within management's expectations. Sales are made subject to rights of return and reserves are established at time of shipment for future return of product based on product history, analysis of retail sell-through and other factors. In addition, the Company may allow certain concessions, such as price protection, to maintain its relationship with retailers and distributors and its access to distribution channels.

  Revenues are recognized upon the shipment of products to distributors, resellers and end users. With the introduction of First Aid 95 in September 1995, CyberMedia implemented a policy of offering customers updates to its First Aid products over the Internet at no additional cost. Given this policy and because updates are a fundamental and integral part of its First Aid products, the Company defers a portion of all First Aid 95 and First Aid 95 Deluxe revenue ratably over estimated update periods, generally one year from the date of sale. At September 30, 1996 the Company's balance sheet included $3.9 million of unearned revenues to reflect future support commitments and other unspecified enhancements to First Aid products. To the extent that revenues from these products continue to grow on a quarterly basis, the total amount of deferred revenue will continue to increase and be reported on the balance sheet as unearned revenue.

  In accordance with Statement of Financial Accounting Standards No. 86, the Company is required to capitalize eligible computer software development costs upon the achievement of technological feasibility, subject to net realizable value considerations. To date, the Company has charged all such costs to product development expenses because such costs have not been material.

Results of Operations

  The following table sets forth, as a percentage of net revenues, statement of operations data for the periods indicated:


                                                   Three Months Ended                  Nine Months Ended
                                                       September 30,                      September 30,
                                                       -------------                      -------------
                                                    1995             1996             1995             1996
                                                    ----             ----             ----             ----
Net revenues..................                      100.0%           100.0%          100.0%           100.0%
Cost of revenues..............                       34.0             27.4            25.9             32.1
                                                    -----             ----            ----             ----
  Gross profit................                       66.0             72.6            74.1             67.9
Operating expenses:
  Research and development                           22.9             10.6            25.1              9.2
  Sales and marketing                                95.9             66.6            60.6             63.6
  General and administrative                         16.4             10.5            13.6             10.7
                                                     ----             ----            ----             ----
     Total operating expenses                       135.3             87.7            99.3             83.5
                                                    -----             ----            ----             ----
     Loss from operations                          (69.3)           (15.1)          (25.2)           (15.6)
Interest, net.................                      (1.3)              0.0           (3.6)            (0.1)
                                                    -----           ------           -----            -----
     Loss before income taxes                      (70.6)           (15.1)          (28.8)           (15.7)
Income tax expense                                     --               --              --               --
                                                   ------           ------          ------           ------
     Net loss.................                     (70.6)%          (15.1)%         (28.8)%          (15.7)%
                                                   ======           ======          ======           ======

  Net Revenues. Net revenues increased 735% to $8.7 million in the three months ended September 30, 1996 from $1.0 million in the three months ended September 30, 1995. For the nine month period ended September 30, 1996, net revenues increased 719% to $22.7 million from $2.8 million in the same period in 1995. The Company's net revenues consist of license fees for its software products, less provision for returns. The Company sells its products primarily to distributors for resale to retailers as well as directly to consumers through direct mail and through software catalogs. The growth in net revenues during these periods was largely attributable to the introduction of First Aid 95 and First Aid 95 Deluxe in September 1995 and March 1996, respectively, the expansion of the Company's retail distribution channels and direct mail marketing activities and increased unit volume as a result of the market's growing awareness and acceptance of First Aid 95. The Company does not believe that the historical growth rates of its net revenues will be sustainable or are indicative of future results.

  Net revenue from international sales accounted for approximately 15% and 5% of net revenues for the three months ended September 30, 1996 and 1995, respectively. For the nine month periods ended September 30, 1996 and 1995, the percentage of net revenues from international sales was approximately 7% and 6%, respectively. The increase in net revenues from international sales as a percentage of net revenues between these periods was due to the expansion of the Company's international operations and the introductions of localized German, British and Australian versions of First Aid 95 during the most recent quarter. As a result of the expansion of its international operations, the Company now denominates certain international sales in local currencies, primarily in Europe. As a result, the Company is subject to the risks associated with fluctuations in currency exchange rates. The Company does not currently engage in hedging transactions and there can be no assurance that it will not incur significant losses related to currency fluctuations. Risks inherent in the Company's international sales generally include the impact of fluctuating exchange rates, longer payment cycles, greater difficulty in accounts receivable collection, unexpected changes in regulatory requirements, seasonality due to the slowdown in European business activity during the third quarter, and tariffs and other trade barriers. There can be no assurance that these factors will not have a material adverse effect on the Company's future business, financial condition and results of operations.

  Cost of Revenues. Cost of revenues were $2.4 million and $356,000 for the three month periods ended September 30, 1996 and 1995, respectively. For the nine months ended September 30, 1996, cost of revenues increased to $7.3 million from $718,000 for the nine months ended September 30, 1995. Cost of revenues consists primarily of the cost of product media, product duplication, documentation and order fulfillment and royalties paid to ICICI in conjunction with a grant associated with early stage financing of the Company. Royalties payable to ICICI were fully accrued at March 31, 1996. These royalties payable, together with the original grant of $318,000, are reflected on the Company's balance sheet at September 30, 1996 as the $795,000 grant payable. The increases in cost of revenues were due primarily to increased unit shipments of the Company's products.

  Gross Margin. Gross margins were 73% and 66% in the three months ended September 30, 1996 and 1995, respectively, and 68% and 74% for the nine months ended September 30, 1996 and 1995, respectively. Gross margins in the third and fourth quarters of 1995 and the first nine months of 1996 were negatively affected by the deferral of a portion of First Aid 95 and First Aid 95 Deluxe net revenues pursuant to the Company's revenue recognition policy, without a deferral of associated costs. To the extent that revenues from these products continue to grow on a quarterly basis, gross margins will continue to be negatively affected. Gross margins in the first nine months of 1996 were also negatively affected by an increase in the percentage of net revenues represented by direct sales, which generated a lower gross margin than sales through distributors during the period.

  Research and Development. Research and development expenses increased by 287% from $240,000 in the three months ended September 30, 1995 to $929,000 in the same period in 1996, representing 23%, and 11% of net revenues in these quarters, respectively. Research and development expenses increased from $695,000 for the nine months ended September 30, 1995 to $2.1 million for the nine months ended September 30, 1996, representing 25% and 9% of net revenues in these periods, respectively. Research and development expenses consist primarily of personnel costs and, to a lesser extent, payment to third parties for contract services, required to conduct the Company's development efforts. The increase in research and development expenses in each of these periods was primarily attributable to an increase in personnel as the Company increased its product development efforts to accelerate the timing of new product introductions and upgrades. The Company believes that significant investments in product development are required to remain competitive. As a consequence, the Company anticipates that it will continue to devote substantial resources to research and development.

  Sales and Marketing. Sales and marketing expenses grew from $1.0 million in the three months ended September 30, 1995 to $5.8 million in the same period of 1996, representing 96% and 67% of net revenues in these periods, respectively. Sales and marketing expenses increased from $1.7 million for the nine months ended September 30, 1995 to $14.4 million for the nine months ended September 30, 1996, representing 61% and 64% of net revenues for these periods, respectively. Sales and marketing expenses consist primarily of costs of all sales and marketing personnel, sales commissions, co-op and other advertising costs, postage and printing costs associated with direct mail sales, package design costs, trade show costs and costs of preparing promotional materials. The increases in the dollar amount of sales and marketing expenses in each of these periods were due primarily to increases in direct mail marketing, costs associated with new product introductions, increased co-op advertising and increases in the number of sales and marketing personnel employed to address new sales opportunities and to support the introduction of new products. The Company expects that sales and marketing expenditures will increase in absolute dollars in the future as it invests in expanding its third-party distribution channels, introduces new products and expands its operations outside the United States.

  General and Administrative. General and administrative expenses increased from $172,000 in the three month period ended September 30, 1995 to $916,000 in the same period in 1996, representing 16% and 11% of net revenues in these periods, respectively. General and administrative expenses increased from $376,000 for the nine months ended September 30, 1995 to $2.4 million for the nine months ended September 30, 1996, representing 14% and 11% of net revenues for these periods, respectively. General and administrative expenses consist primarily of personnel costs for finance, administration, operations and general management, as well as legal, accounting and facilities expenses. The increase in the dollar amount of general and administrative expenses during these periods was due principally to growth in the infrastructure of the Company's finance, administrative and operations groups in order to support the Company's expanded operations. The decrease in general and administrative expenses as a percentage of net revenues during these periods was due primarily to the growth in net revenues. The Company expects that its general and administrative expenses will increase in absolute dollars in the future as it expands its staffing, information systems and infrastructure and takes on additional responsibilities related to being a publicly traded company.

  Interest, Net. Interest, net was $1,000 and $(14,000) in the three month periods ended September 30, 1996 and 1995, respectively. For the nine months ended September 30, 1996, interest, net decreased from $(98,000) for the nine months ended September 30, 1995 to $(23,000). Interest, net consists of interest income and interest expense.

  Income Tax Expense. Due to the losses before income taxes for each of the periods ended September 30,, 1995 and 1996, the Company recorded no income tax. The Company had federal and state net operating loss carry-forwards of approximately $3.8 million at December 31, 1995 and approximately $3.1 million at September 30, 1996 to offset future taxable income. These loss carry-forwards expire at various dates beginning in the year 2006 and are subject to certain limitations as prescribed by Section 382 of the Internal Revenue Code of 1986, as amended. Due to the losses in the nine months ended September 30, 1995 and 1996, the Company recorded no income tax expense during these periods.

Liquidity and Capital Resources

  Since inception, the Company has financed its operations primarily through private sales of Preferred Stock totaling $10.5 million, borrowings totaling $450,000 and a grant of $318,000 administered by the ICICI. In the first nine months of 1995 and 1996, the Company used $1.6 million and $4.6 million of cash, respectively, in operating activities. During these periods, the Company used net cash in operating activities primarily to fund net losses and increases in accounts receivable associated with increased net revenues, partially offset by increases in accounts payable, accrued expenses and unearned revenues.

  In the first nine months of 1995 and 1996, the Company's investing activities consisted of purchases of furniture, fixtures and equipment, primarily PCs and accessories in the amount of $50,000 and $824,000, respectively. The Company expects that its capital expenditures will increase as the Company's employee base continues to grow. At September 30, 1996, the Company had no material commitments for capital expenditures.

  To date, the Company has not invested in derivative securities or any other financial instruments that involve a high level of complexity or risk. Management expects that in the future cash in excess of current requirements will be invested in short-term, interest-bearing, investment grade securities.

  At September 30, 1996, the Company had $1.7 million in cash and cash equivalents and $1.3 million in working capital . The Company also had available a $3.0 million revolving line of credit secured by the assets of the Company which expires in April 1997 and a $250,000 collateralized equipment purchase facility which expires in November 1996. Borrowings under the credit facility are limited to the lesser of $3.0 million or a percentage of eligible accounts receivable, as defined in the credit agreement.

  On October 22, 1996, the Company raised approximately $42 million through the issuance of 2,875,000 shares of Common Stock. The net proceeds from the Common Stock are not included in the Company's Balance Sheet at September 30, 1996. The Company used a portion of the proceeds from this offering to pay down the $450,000 notes payable.

  The Company believes that its current cash balances, cash available under its line of credit and cash flows from operations, if any, will be sufficient to meet its working capital and capital expenditure requirements for at least the next 12 months.

Impact of Recent Accounting Pronouncements

  The Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 121 ("SFAS No. 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," in March 1995 which is effective for fiscal years beginning after December 15, 1995. SFAS No. 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill related to these assets and certain identifiable intangibles to be disposed of. Since the Company's current accounting policy is consistent with the provisions of SFAS No. 121, the Company's management does not anticipate that the new pronouncement will impact its Financial Statements.

  In October 1995, the FASB issued Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation." SFAS No. 123 established a fair value-based method of accounting for compensation cost related to stock options and other forms of stock-based compensation plans. However, SFAS No. 123 allows an entity to continue to measure compensation costs using the principles of Accounting Principles Board Opinion 25 ("APB No. 25") if certain pro forma disclosures are made. SFAS No. 123 is effective for fiscal years beginning after December 15, 1995. While the Company is still evaluating SFAS No. 123, it currently expects to elect to continue to measure and to recognize costs under APB No. 25 and to comply with the pro forma disclosure requirements of SFAS No. 123. If the Company makes this election, SFAS No. 123 will have no impact on the Company's Financial Statements.

Factors Affecting Operating Results

  Limited Operating History and History of Operating Losses. The Company has only a limited operating history upon which to base an evaluation of its business and prospects. The Company commenced operations in November 1991 and introduced its first automatic service and support product, Win Win, in 1993. The Company introduced the first Windows 95 compatible version of its First Aid product line in September 1995. During 1996, both the Company's net revenues and operating expenses, particularly sales and marketing expenditures, increased rapidly compared to prior periods. From inception to September 30, 1996, the Company generated net revenues of $27.8 million, of which $22.7 million, or 82%, was generated in the nine months ended September 30, 1996. The Company has incurred net losses in each of the last five fiscal years and for the nine months ended September 30, 1996, resulting in an accumulated deficit of $9.1 million at September 30, 1996. The Company's disproportionate increase in operating losses from 1992 through September 30, 1996 were primarily due to its policy of deferring revenue with no corresponding cost deferral. Approximately $3.9 million in net revenues were deferred as of September 30, 1996. In addition, since 1992, the Company's operating expenses have increased significantly as a result of efforts to expand its sales and marketing operations, including international sales, to fund greater levels of product development and to increase its administrative infrastructure. Management believes that it is not more likely than not that the Company will generate future taxable income sufficient to realize the benefits of existing deferred assets as of September 30, 1996. There can be no assurance that the Company's net revenues will continue to remain at or increase from the level experienced in the first nine months of 1996 or that net revenues will not decline. The Company anticipates that in the future it will make significant investments in its operations, particularly to support sales activities, and that as a result, operating expenses will increase significantly. The Company intends to make such investments on an ongoing basis, primarily from cash generated from operations and, to the extent necessary, funds available from the Company's line of credit and this offering, as the Company develops and introduces new products and expands into new markets such as international, corporate and OEM markets. If net revenues do not correspondingly increase, the Company is likely to continue to incur net losses and its financial condition will be materially adversely affected. The Company has not yet achieved profitability, and there can be no assurance that the Company will achieve or sustain profitability on a quarterly basis or annual basis. Furthermore, operating results for future periods are subject to numerous uncertainties. The Company's prospects must be considered in light of the risks encountered by companies with limited operating histories, particularly companies in new and rapidly evolving markets. In addition, the Company's future operating results will depend upon, among other factors, the demand for the Company's software products, the level of product and price competition, the Company's success in expanding its direct and indirect distribution channels, the Company's success in attracting and retaining motivated and qualified personnel, the ability of the Company to expand its international sales, develop and market new products and product upgrades and manage product transitions, the ability of the Company to control costs, the growth of activity on the Internet and the World Wide Web (the "Web"), and general economic conditions. Many of these factors are beyond the Company's control. If the Company is not successful in addressing such risks, the Company will be materially adversely affected. See "-- Potential Fluctuations in Quarterly Results; Seasonality," "-- Product Concentration; Risks Associated with First Aid Upgrades," and "-- Developing Market"

  Potential Fluctuations in Quarterly Results; Seasonality. The Company's quarterly operating results have fluctuated in the past and are expected to fluctuate significantly in the future. These fluctuations may arise as a result of a number of factors, including the number and timing of new product introductions, upgrades and product enhancements by the Company or its competitors, purchasing patterns of distributors and customers, marketing and promotional programs, pricing and other competitive pressures, order deferrals and product returns in anticipation of new products or upgrades to existing products, the mix of distribution channels through which the Company's products are sold, the Company's decisions regarding hiring and other expenses, market acceptance of the Company's products, market acceptance of commerce over the Internet, technological limitations of the Internet, the developing nature of the market for the Company's products, general economic conditions and other factors. The Company generally ships products as orders are received and, accordingly, the Company has historically operated with relatively little backlog. As a result, quarterly revenues will depend predominantly on the volume and timing of orders received during a particular quarter, both of which are difficult to forecast. With the introduction of First Aid 95, the Company significantly increased its level of operating expenses. The Company anticipates that its operating expenses will continue to increase substantially in the future as a result of efforts to expand its sales and marketing operations, including expanding its international sales, to fund greater levels of product development, and to increase its administrative infrastructure. To the extent that such expenses precede or are not subsequently followed by increased net revenues, the Company's business, results of operations and financial condition will be materially adversely affected. A relatively high percentage of the Company's expenses is fixed in the short term and the Company is generally unable to adjust spending in a timely manner to compensate for shortfalls in net revenues. In addition, the consumer software industry in which the Company operates has seasonal elements. In recent years, the consumer software industry has experienced relatively higher demand for software products in the fourth quarter due to year-end holiday buying and relatively lower demand in the summer months. If net revenues fall below the Company's expectations, expenditure levels as a percentage of total net revenues could be disproportionately high, and operating results would be immediately and adversely affected. The Company believes that period-to-period comparisons of its operating results are not meaningful and should not be relied upon as any indication of future performance. Due to the foregoing factors, among others, it is likely that the Company's future quarterly operating results from time to time will not meet the expectations of securities analysts or investors, which may have an adverse effect on the price of the Company's Common Stock.

  Product Concentration; Risks Associated with First Aid Upgrades. During 1995 and the first nine months of 1996, over 90% of the Company's net revenues were attributable to sales of its First Aid products. The Company anticipates that sales of its First Aid products will account for substantially all of the Company's net revenues during 1996, and a substantial majority of its net revenues in 1997. There can be no assurance that net revenues from the First Aid products will continue to grow at historical rates or be sustainable at current levels. The Company's future financial performance will depend in large part on the successful development, introduction and customer acceptance of new product offerings and enhanced versions of the First Aid products. The Company is currently upgrading its First Aid products to incorporate new features to respond to evolving technical support and competitive developments. These upgrades are scheduled to be released in the fourth quarter of 1996 under the First Aid 97 title. Distributors may delay or cancel orders and return or reduce current inventory levels of First Aid 95 products in anticipation of the release of these upgrades. Furthermore, any failure or delays in releasing First Aid 97 upgrades as announced could increase the risk of such actions by distributors. The rate of growth of sales into the channel of First Aid 95 have declined somewhat since the public announcement of the expected release of First Aid 97 which the Company believes is due to such announcement. In order to enhance continued sales of First Aid 95, the Company has introduced a rebate program for buyers of First Aid 95 and First Aid 95 Deluxe and has extended credit terms to certain customers. The First Aid 97 upgrades will not be available until mid to late fourth quarter 1996. Delays in shipping such upgrades could have material adverse effect on the Company's future business, results of operations and financial condition. In addition, the Company recently introduced a new product, Oil Change, in October 1996. To date, Oil Change has not generated any net revenues and the Company does not expect it to generate significant net revenues for at least the near future. There can be no assurance that Oil Change will generate significant net revenues at any time in the future. Any decline in the demand for First Aid products, failure to achieve market acceptance of upgrades to such products or failure of net revenues derived from such products to meet the Company's expectations, whether as a result of competition, technological change or other factors, would have a material adverse effect on the Company's business, results of operations and financial condition.

  Management of Growth; Dependence on Key Personnel. The Company's business has grown rapidly during the past year and such growth has placed and, if sustained, will continue to place, significant demands on the Company's management and resources. Recently, the Company has significantly increased the scale of its operations to support increased sales volumes and to address critical infrastructure and other requirements. This increase included substantial investments in sales and marketing to support sales activities and the hiring of a number of new employees, which have resulted in higher operating expenses. Between December 1, 1995 and September 30, 1996, the number of Company employees increased from approximately 20 to approximately 118 and the Company currently expects to hire many additional employees during 1996. The Company's ability to manage any future growth, should it occur, will continue to depend upon the successful expansion of its sales, marketing, research and development, customer support and administrative infrastructure and the ongoing implementation and improvement of a variety of internal management systems, procedures and controls. There can be no assurance that the Company will be able to attract, manage and retain additional personnel to support any future growth or will not experience significant problems with respect to any infrastructure expansion or the attempted implementation of systems, procedures and controls. Any failure in one or more of these areas would have a material adverse effect on the Company's business, results of operations and financial condition.

  The Company's future success also depends on its continuing ability to attract and retain highly qualified technical personnel. Competition for such personnel is intense and there can be no assurance that the Company will be able to retain its key technical employees or that it will be able to attract and retain additional highly qualified technical personnel in the future. Any inability to attract and retain the necessary technical personnel could have a material adverse effect on the Company's business, results of operations and financial condition.

  The Company is dependent upon certain of its executive officers and has entered into employment agreements with certain of its executive officers in order to help assure their retention by the Company. However, there can be no assurance that any such employment agreements will sufficiently incentivize such executive officers to remain with the Company. The Company does not maintain any key person insurance policies on the lives of any of its executive officers. The loss of or inability to retain these key executive officers for any reason could have a material adverse effect upon the Company's business, results of operations and financial condition.

  Competition. The PC software industry is intensely competitive and characterized by short product life cycles and frequent new product introductions. The Company competes with software companies of varying sizes and resources, including SystemSoft Corporation, Quarterdeck Corporation, Symantec Corp. and others. The Company believes that a number of software companies will be introducing automatic service and support software products in the near future that will compete with the Company's products. The Company expects that potential future competitors may include other software vendors, including Internet software vendors. Many of the Company's existing and potential competitors have substantially greater financial, technical and marketing resources than the Company. Moreover, there are no proprietary barriers to entry that could keep existing and potential competitors from developing similar products or selling competing products in the Company's markets. To the extent that the Company's competitors bundle their software products with leading hardware, application software or operating system vendors, or if one or more of the operating system vendors, such as Microsoft Corporation ("Microsoft"), developed its own technical support software and incorporated such functionality into its products, the Company's business, results of operation and financial condition could be materially adversely affected. There can be no assurance that the Company will be able to compete successfully with existing or potential competitors. Increased competition may result in the loss of shelf space or a reduction in demand or sell-through of the Company's products, any of which could have a material adverse effect on the Company's business, results of operations and financial condition.

  Microsoft's position as a large, well-capitalized software company with a dominant share of the market for PC operating system software could enable it to develop products that compete effectively with those of the Company. In particular, Microsoft is incorporating "Plug and Play" capabilities into future versions of its operating systems. Plug and Play capabilities are designed to allow PC users to add on any computer peripheral (such as a modem, video or sound card) to a Windows-based system and enable that peripheral to work immediately, without concern for software configuration errors or driver conflicts. In addition, to the extent that Microsoft incorporates functionality comparable, or perceived as comparable, to that offered by the Company into its Windows products (or separately offers comparable products), sales of the Company's products could be materially adversely affected. There can be no assurance that any such action by Microsoft or others would not render the Company's products noncompetitive or obsolete.

  The Company's products also compete indirectly against alternative sources of technical support, such as the technical support departments of hardware and software vendors. Additionally, the Internet provides hardware and software vendors with a new medium to offer technical support services. The Company expects that many vendors will provide Internet-based technical support services to support their existing and future products. The availability of these technical support services could materially dilute the value of the Company's products and have a material adverse effect on the Company's market position, business, results of operations and financial condition.

  In addition, the Company may face increasing pricing pressures from current and future competitors and, accordingly, there can be no assurance that competitive pressures will not require the Company to reduce its prices. Any material reduction in the price of the Company's products would negatively affect the Company's business, results of operations and financial condition, and would require the Company to increase unit sales in order to maintain historic levels of net revenues. There can be no assurance that competitors will not develop products that are superior to the Company's products or that achieve greater market acceptance and thereby negatively affect sales of the Company's products.

  Dependence on Microsoft Windows. The Company's success is dependent on the continued widespread use of the Windows operating systems for PCs. The Company's First Aid products automatically detect, diagnose and resolve common software conflicts and configuration errors arising in the Windows operating environment. Although Windows operating systems are currently used by many PC users, other companies, including International Business Machines Corporation and Apple Computer, Inc., have developed or are developing other operating systems that compete, or will compete, with Windows. In the event that any of these alternative operating systems become widely accepted in the PC marketplace, demand for the Company's products could be adversely affected, thereby materially adversely affecting the Company's business, results of operations and financial condition. In addition, Microsoft may introduce a new operating system to replace Windows or could incorporate some or many of the key features of the Company's First Aid products in new versions of its operating systems, thereby eliminating the need for users to purchase the Company's products. The inability to adapt current products or to develop new products for use with any new operating systems on a timely basis would have a material adverse effect on the Company's business, results of operations and financial condition.

  In addition, the Company's ability to develop products based on Windows operating systems and release these products immediately prior to, or at the time of Microsoft's release of new and upgraded Windows products is substantially dependent on its ability to gain pre-release access to, and to develop expertise in, current and future versions of Windows. There can be no assurance that the Company will be able to provide products that are compatible with future Windows releases on a timely basis, with or without the cooperation of Microsoft.

  Developing Market. The Company's products address the new and rapidly evolving market for automatic service and support software. The market for automatic service and support software products has only recently begun to develop and is characterized by an increasing number of existing and potential market entrants who are in the process of introducing or developing automatic service and support software. As is typical in the case of a new and rapidly evolving market, the demand and market acceptance for recently introduced products are subject to a high level of uncertainty and risk. It is difficult to predict the future growth rate and size of this market. There can be no assurance that the market for the Company's products will develop, that demand for the Company's products or for automatic service and support software products in general will increase or that the rate of growth of this demand will be sustainable or will not decrease. The Company's ability to develop and successfully market additional products depends substantially on the acceptance of automatic service and support software by individual and corporate users as an effective means of addressing their technical support requirements. If the market fails to develop, develops more slowly than expected or becomes saturated with competitors, or if the Company's products do not achieve or sustain market acceptance, the Company's business, results of operations and financial condition will be materially adversely affected.

  New Product Development and Technological Change. Substantially all of the Company's net revenues have been derived, and substantially all of the Company's future net revenues are expected to be derived, from the sale of its automatic service and support software products. The market for automatic service and support software products is characterized by rapid technological advances, evolving industry standards in computer hardware and software technology and frequent new product introductions and enhancements. The Company's products must be continually updated to address the new and evolving technical support requirements of third-party hardware and software. Failure to anticipate technical difficulties that arise from use of these third-party products and incorporate solutions to such difficulties into the Company's products would have a material adverse effect on continued market acceptance of the Company's products. The Company's ability to design, develop, test and support on a timely basis new software products, updates and enhancements that respond to technological developments and emerging industry standards is critical to the Company's future success. The Company is currently upgrading its First Aid products and expects these upgrades to be released in the fourth quarter of 1996. There can be no assurance that the Company will be successful in such efforts or that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of new products and enhancements, or that its new products, upgrades and enhancements will adequately meet the requirements of the marketplace and achieve market acceptance. The introduction of new products, upgrades or enhanced versions of existing products is subject to the risk of development delays due to resource constraints, technological change and other reasons. If the Company is unable to develop on a timely basis new software products, upgrades or enhancements to existing products or if such new products, upgrades or enhancements do not achieve market acceptance, the Company's business, results of operations and financial condition would be materially adversely affected.

  The Company currently employs software engineers in India on a work-for-hire basis. These engineers are primarily responsible for updating the Company's knowledge bases for current applications and upgrades. Certain of these engineers are responsible for adapting the Company's First Aid products to Windows NT. Any loss of the services of these engineers due to political or economic instability or for any other reason could adversely affect the Company's product development efforts and thereby could materially adversely affect the Company's business, results of operations and financial condition.

  Dependence on Distribution Channels. The Company currently sells its First Aid products primarily through distributors for resale to the retail channel and through direct mail. Sales to such distributors and sales through direct mail accounted for approximately 60% and 40%, respectively, of the Company's net revenues in the first six months of 1996. Sales from direct mail have historically operated at lower profitability levels than sales from distributors. Accordingly, quarterly shifts in the mix of sales through distributors and through direct mail could cause fluctuations in the Company's profitability. There can be no assurance that the mix or relative profitability of such sales will remain at current levels in the future. The Company is evaluating the use of alternative distribution channels for its products and began distributing Oil Change through the Internet in October 1996.

  Sales to a limited number of distributors have constituted and are expected to continue to constitute a substantial portion of the Company's net revenues. Sales to the Company's top three distributors, Navarre Corporation ("Navarre"), Ingram Micro, Inc. ("Ingram Micro") and Micro Central, Inc. ("Micro Central"), accounted for approximately 31%, 27% and 10%, respectively, of the Company's net revenues in the nine months ended September 30, 1996. The loss of, or reduction in, orders from any of these distributors could have a material adverse effect on the Company's business, results of operations and financial condition. Historically, margins for distributors in the PC software industry have been low, competition has been intense and distributors have relied on timely payments from their customers. In September 1996, NeoStar Retail Group, Inc. ("NeoStar"), a major PC software retailer and a reseller of the Company's products, filed for Chapter 11 bankruptcy protection. In the event that NeoStar is unable to come to a satisfactory resolution with its creditors, it may cause financial difficulties for one or more PC software distributors, including those of the Company. Financial difficulties of any distributors could render the Company's associated accounts receivable uncollectible, which could have a material adverse effect on the Company's business, results of operations and financial condition. In addition, any special distribution arrangements or product pricing arrangements that the Company may implement for strategic purposes in one or more of its distribution channels could materially adversely affect its margins.

  The distribution channels through which consumer software products are sold have been characterized by rapid change, including consolidations and financial difficulties of certain distributors and retailers and the emergence of new retailers such as general mass merchandisers. In addition, due to an increase in the number of software applications, there are an increasing number of companies competing for access to these channels. Retailers of the Company's products typically have a limited amount of shelf space and promotional resources, and there is intense competition for high quality and adequate levels of shelf space and promotional support from the retailers. The Company believes this competition for shelf space will increase in the near term as competitors introduce new automatic service and support software. There can be no assurance that retailers will continue to purchase the Company's products or provide the Company's products with adequate levels of shelf space and promotional support, the lack of which would have a material adverse effect on the Company's business, results of operations and financial condition.

  Risk of Product Returns. The Company's business includes a substantial risk of product returns from distributors, retailers and end users, either through the exercise of contractual return rights or as a result of the Company's policy of assisting customers in balancing and updating inventories. Individual end users may return products within 60 days of the date of purchase for a full refund. Most retailers, distributors and end users also have the ability to return products for a full refund. In addition, competitors' promotional or other activities could cause returns to increase sharply at any time. Further, the rate of product returns could increase if general mass merchandisers become a larger percentage of the Company's business or other changes in the Company's distribution channel occur. Large shipments in anticipation of unrealized demand can lead to overstocking by the Company's distributors or retailers and result in substantial product returns. In addition, the inventory transition resulting from the introduction of product upgrades, including the currently planned introduction of First Aid 97, could result in an increased level of returns for prior versions. Furthermore, the risk of product returns will increase if demand for the Company's products declines.

  Although the Company establishes reserves based on estimated future returns of products, taking into account promotional activities, the timing of new product introductions, distributor and retailer inventories of the Company's products and other factors, there can be no assurance that actual levels of returns will not significantly exceed amounts anticipated by the Company. In addition, the Company provides price protection to its distributors in the event the Company reduces its prices. While to date, the number of products returned to the Company has been immaterial, there can be no assurance that the number of returns will not significantly increase in the future. Any material increase in the level of returns could materially adversely affect the Company's business, results of operations and financial condition.

  Dependence on the Internet. The commercial viability of Oil Change and the Company's ability to execute its strategy to leverage Oil Change as an Internet-based platform for other products and services are dependent upon the continued development and acceptance of the Internet as a delivery medium for third-party software programs. In addition, the Company's future success may be dependent upon continued growth in the use of the Internet in order to support the distribution of products and future upgrades. The use of the Internet as a distribution channel is new and unproven and represents a significant departure from traditional distribution methods employed by software companies. Critical issues concerning the commercial use of the Internet (including security, reliability, cost, ease of use and access and speed) remain unresolved and may affect the use of the Internet as a medium to distribute software. There can be no assurance that the use of the Internet as a distribution channel will be effective for either current or future products. The failure of the Internet to be an effective distribution channel could have a material adverse effect on the Company's business and prospects. The Company's future success depends, in part, upon the future growth of the Internet for commercial transactions. There can be no assurance that communication or commerce over the Internet will become widespread and it is not known whether this market will develop to the extent necessary for demand for the Company's products to emerge and become sustainable. The Internet may not prove to be a viable commercial marketplace for a number of reasons, including inadequate communications bandwidth and a lack of secure payment mechanisms. To the extent that the Internet continues to experience significant growth in the number of users and level of use, there can be no assurance that the Internet infrastructure will continue to be able to support the demands placed upon it. Moreover, the Internet could lose its viability due to delays in the development or adoption of new standards and protocols required to handle increased levels of Internet activity or due to increased governmental regulation. Changes in or insufficient availability of telecommunications services to support the Internet also could result in slower response times which might adversely affect customers' ability or willingness to access the Company's products or upgrades over the Internet. In addition, the security and privacy concerns of existing and potential customers, as well as concerns related to computer viruses, may inhibit the growth of the Internet marketplace generally and the customer base for the Company's Oil Change product in particular. The viability of Oil Change also depends upon the continuation of the current practice of publishing new updates and patches to commonly used software applications and device drivers on vendors' Web sites.

  If use of the Internet does not continue to grow, if the Internet infrastructure does not effectively support customer demand or if hardware and software vendors do not continue to post updates and patches on the Internet, the Company's business, results of operations and financial condition could be materially adversely affected. If users fail to accept Oil Change as a technical support solution, the Company may have to expend significant resources to educate users and create demand for Oil Change.

  Limited Protection of Proprietary Rights. The Company's success is heavily dependent upon its proprietary software. The Company relies primarily on a combination of copyright, trademark and trade secret laws, employee confidentiality and nondisclosure agreements and third-party nondisclosure agreements and other methods of protection common in the consumer software industry to protect its proprietary rights. The Company licenses its products primarily under "shrink wrap" license agreements that are not signed by licensees and therefore may be unenforceable under the laws of certain jurisdictions. In addition, the Company has two United States patent applications pending and intends to seek international and further United States patents on its technology. There can be no assurance that patents will issue from the Company's pending applications or that any claims allowed from the pending patent applications or those hereafter filed will be of sufficient scope or strength, or be issued in all countries where the Company's products can be sold, to provide meaningful protection or any commercial advantage to the Company or that any patents which may be issued to the Company will not be challenged and invalidated. In addition, existing copyright laws provide only limited protection. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use the Company's products or technology that the Company considers proprietary, and third parties may develop similar technology independently. Policing unauthorized use of the Company's products is difficult, and while the Company is unable to determine the extent to which piracy of its software products exists, software piracy can be expected to be a persistent problem. There can be no assurance that the Company's means of protecting its proprietary rights will be adequate. In addition, there can be no assurance that the Company's competitors will not independently develop technologies and products that are substantially equivalent or superior to those of the Company without violating the Company's proprietary rights.

  As the number of software products in the industry increases and the functionality of these products increasingly overlaps, software developers may become increasingly subject to infringement claims. From time to time, the Company has received communications from third parties asserting that certain products may infringe upon the intellectual property rights of others. To date, no such claim has resulted in litigation or the payment of any damages. However, there can be no assurance that existing or future infringement claims against the Company with respect to current or future products will not result in costly litigation or require the Company to enter into royalty bearing licenses with third parties or to discontinue use of certain portions of the Company's technology if licenses are not available on acceptable terms.

  While to date the Company's international sales have been insignificant, the Company intends to devote substantial resources in an effort to expand the international distribution of its products. The laws of some foreign countries either do not protect the Company's proprietary rights or offer only limited protection for those rights. The Company has not registered its copyrights in any foreign countries. While in most foreign countries registration is not required in order to receive copyright protection, the ability to bring an enforcement action and obtain certain remedies depends on compliance with that country's copyright laws. Consequently, the Company's failure to register its copyrights abroad may make enforcement of these rights more difficult or reduce the available remedies in any enforcement action. In addition, the Company has not to date pursued foreign registration of its trademarks due to the significant costs involved and, as a result, the Company may not be able to prevent a third party from using its trademarks in many foreign jurisdictions.

  System Interruption and Security Risks. The Company's ability to provide product functionality through the Internet is dependent on its ability to protect its system from interruption, whether by damage from fire, earthquake, power loss, telecommunications failure, unauthorized entry or other events beyond the Company's control. Most of the Company's computer equipment, including its processing equipment, is currently located at a single site. While the Company believes that its existing and planned precautions of redundant systems, regular data backups and other procedures are adequate to prevent any significant system outage or data loss, there can be no assurance that unanticipated problems will not cause such a failure or loss. Despite the implementation of security measures, the Company's infrastructure may also be vulnerable to computer viruses, hackers or similar disruptive problems caused by its customers, employees or other Internet users. Any damage or failure that causes interruptions in the Company's operations could have a material adverse effect on the Company's business, results of operations and financial condition. Computer break-ins and other disruptions could jeopardize the security of information stored in and transmitted through the computer systems of the individuals and businesses utilizing the Company's products, which could result in significant liability to the Company and also may deter customers and potential customers from using the Company's services. Persistent problems continue to affect public and private data networks. For example, in a number of networks, hackers have bypassed network security and misappropriated confidential information.

  Product Liability. Although the Company attempts to incorporate support for most software conflicts and configuration errors in the Windows environment, there can be no assurance that the Company's products will resolve any specific problems encountered by a PC user. Furthermore, as a result of their complexity, the Company's software products may contain undetected errors or failures, when they are first introduced and as new versions are released. There can be no assurance that, despite testing by the Company and testing and use by current and potential customers, errors will not be found in new products after commencement of commercial shipments or thereafter. The occurrence of any such errors could result in the loss of, or a delay in, market acceptance of the Company's products, which would have a material adverse effect on the Company's business, results of operations and financial condition. The Company's license agreements with its customers typically contain provisions designed to limit the Company's exposure to potential claims for damages. It is possible, however, that the limitation of liability provisions contained in the Company's license agreement may not be effective under the laws of certain jurisdictions. Although the Company has not experienced any such claims to date, the sale and support of the Company's products may entail the risk of such claims. While the Company has obtained insurance against product liability risks, there can be no assurance that such insurance will provide adequate coverage. The Company does not currently carry errors and omissions coverage which may protect against allegations that the Company's products have failed to perform adequately. Any such claims for damages brought against the Company could have a material adverse effect on the Company's business, results of operations and financial condition.

  Risks Associated With Global Operations. While the Company has derived less than 5% of its total net revenues in each year from sales to customers outside of the United States, during the third quarter of 1996, approximately 15% of total revenues were from sales to customers outside of the United States. The Company is expanding its sales operations outside of the United States which will require significant management attention and financial resources. The Company's ability to expand its product sales internationally is dependent on the successful development of localized versions of the Company's products, acceptance of such products and the acceptance of the Internet internationally. The Company expects to commit significant resources to customizing its products for selected international markets and to developing international sales and support channels. The Company's First Aid products rely on a knowledge base that contains detailed information based on specific English language versions of third-party hardware and software applications. This knowledge base must be recreated for each foreign language version that is developed to support foreign releases of such products, many of which have been modified from their United States releases. There can be no assurance that this task can be completed in a timely or cost-effective manner or that enough products can be supported to ensure customer acceptance. The Company believes that successful execution of a global strategy is critical to maintaining its current market position and competitive advantage. Failure to successfully expand its products to international markets could cause the Company to lose business to global competitors or prevent the development of strategic relationships with global hardware and software vendors.

  International operations are subject to a number of risks, including costs of customizing products for foreign countries, dependence on independent resellers, multiple and conflicting regulations regarding communications, use of data and control of Internet access, longer payment cycles, unexpected changes in regulatory requirements, import and export restrictions and tariffs, difficulties in staffing and managing foreign operations, greater difficulty or delay in accounts receivable collection, potentially adverse tax consequences, the burdens of complying with a variety of foreign laws, the impact of possible recessionary environments in economies outside the United States and political and economic instability. Furthermore, the Company's export sales are currently denominated predominantly in United States dollars. An increase in the value of the United States dollar relative to foreign currencies could make the Company's products more expensive and, therefore, potentially less competitive in foreign markets. If the Company increases its international sales, its net revenues may also be affected to a greater extent by seasonal fluctuations resulting from lower sales that typically occur during the summer months in Europe and other parts of the world.

  Reliance on Outside Resources. The Company relies upon independent contractors to perform a number of tasks, including product duplication and packaging, reproduction of manuals and brochures and order fulfillment. The Company depends on these outside parties to perform such functions to the Company's specifications and quality standards. The Company currently does not have long-term agreements with any of these outside parties. The Company also employs software engineers in India on a work-for-hire basis to assist in its product development efforts. Although the Company believes that alternative resources exist or can be obtained, a disruption of the Company's relationship with any of these outside parties or the failure of these outside parties to continue to provide quality supplies and services on a timely basis could materially adversely affect the Company's business, results of operations and financial condition.

  Litigation. From time to time, the Company may be involved in litigation relating to claims arising out of its products or operations in the normal course of business. In July 1996, the Company filed a lawsuit in the U.S. District Court, Northern District of California against Vertisoft Systems, Inc. ("Vertisoft"), a wholly-owned subsidiary of Quarterdeck Corporation, alleging that Vertisoft's packaging materials included false and misleading statements about the Company that constituted unfair competition and false advertising. Vertisoft has filed counterclaims against the Company alleging that the Company's packaging materials included false and misleading statements. Pending trial, the court has granted a preliminary injunction in favor of the Company and against Vertisoft which prevents Vertisoft from shipping products with existing packaging unless certain statements are "stickered" over. The court has also denied Vertisoft's request for a preliminary injunction to stop the Company from shipping its First Aid 95 and First Aid 95 Deluxe products, or even to require a form of "sticker" be placed on the Company's products. The court's rejection of Vertisoft's request does not preclude Vertisoft from filing other or additional motions in the suit, including requests for injunctive relief or damages. See " Legal Proceedings."

  Volatility of Stock Price. The market price of the shares of Common Stock is likely to be highly volatile and could be subject to wide fluctuations in response to factors such as actual or anticipated variations in the Company's operating results, announcements of technological innovations, new products or new contracts by the Company or its competitors, developments with respect to patents, copyrights or proprietary rights, changes in financial estimates by securities analysts, conditions and trends in the software and other technology industries, adoption of new accounting standards affecting the software industry, general market conditions and other factors. Further, the stock market has experienced extreme price and volume fluctuations that have particularly affected the market prices of equity securities of many high technology companies and that often have been unrelated or disproportionate to the operating performance of such companies. Declines in market prices generally may adversely affect the market price of the Company's Common Stock. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted against such company. Such litigation, if instituted, could result in substantial costs and a diversion of management attention and resources, which would have a material adverse effect on the Company's business, results of operations and financial condition. These market fluctuations, as well as general economic, political and market conditions, such as recessions or international currency fluctuations, may adversely affect the market price of the Common Stock.

                           PART II: OTHER INFORMATION

Item 1. Legal Proceedings:

    In July 1996, the Company filed a lawsuit in the U.S. District Court, Northern District of California against Vertisoft, a wholly-owned subsidiary of Quarterdeck Corporation alleging that Vertisoft's packaging materials included false and misleading statements about the Company that constituted unfair competition and false advertising. Vertisoft has filed counterclaims against the Company alleging that the Company's packaging materials included false and misleading statements. Pending trial, the court has granted a preliminary injunction in favor of the Company and against Vertisoft which prevents Vertisoft from shipping products with its existing packaging unless certain statements are "stickered" over. The court has also denied Vertisoft's request for a preliminary injunction to stop the Company from shipping its First Aid 95 and First Aid 95 Deluxe products, or even to require a form of "sticker" be placed on the Company's products.

Item 4. Submission of Matters to Vote of Security Holders

    During the quarter ended September 30, 1996 and prior to the closing of the Company's initial public offering, the company's stockholders, acting by written consent without a meeting, approved proposals to: 1. (i) effect a 1-for-2 reverse stock split of the Company's shares of Common Stock, (ii) amend the 1993 Stock Plan, (iii) adopt the 1996 Employee Stock Purchase Plan, and (iv) adopt the 1996 Director Option Plan. These proposals were approved by written consent effective August 13, 1996. And, 2. (i) merge the Company's California predecessor with and into the Company, (ii) amend the Company's certificate of incorporation, and (iii) approve the form of Indemnification Agreement to be entered into with each of the Company's executive officers and directors. These proposals were approved by written consent effective October 3, 1996.


Item 6. Exhibits and Reports on Form 8-K

         (a)      Exhibits
                  11.1  Statement Regarding Computation of Net Income Per Share
                  27.1  Financial Data Schedule

         (b)      Reports on form 8-K

                  No reports on Form 8-K have been filed during the period for which the report is filed.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                                       CYBERMEDIA, INC.
                                       (Registrant)

Date: November 11, 1996           By:  /s/ Jeffrey W. Beaumont
                                      ------------------------
                                         Chief Financial Officer
                                         (Principal Financial and
                                         Principal Accounting Officer)

                                INDEX TO EXHIBITS


Exhibit                                                                           Page
         11.1    Statement Regarding Computation of NET Income Per Share           25

         27.1    Financial Data Schedule                                           26