Form 10-K405
period 1996-12-31
CYBERMEDIA INC
filed 1997-03-31
CIK 1019156

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549
                            ------------------------

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE TRANSITION PERIOD FROM             TO             .

                          COMMISSION FILE NUMBER 0-21289
                                 CYBERMEDIA, INC.
              (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                        DELAWARE                                     95-4347339
              (STATE OR OTHER JURISDICTION                        (I.R.S. EMPLOYER
           OF INCORPORATION OR ORGANIZATION)                   IDENTIFICATION NUMBER)

           3000 OCEAN PARK BLVD., SUITE 2001, SANTA MONICA, CA 90405
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)
                                   (ZIP CODE)

                                 (310) 581-4700
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)
                            ------------------------

          Securities registered pursuant to Section 12(b) of the Act:
                                      NONE

          Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock, $0.01 Par Value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 20, 1997, was approximately $65,448,180 based on the closing price reported for such date on the Nasdaq National Market System. For purposes of this disclosure shares of Common Stock held by each executive officer and director and by each holder of 5% or more of the outstanding shares of Common Stock have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     As of March 20, 1997, Registrant had 11,882,140 shares of Common Stock outstanding.
                            ------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

     Parts of the Proxy Statement for the Registrant's 1997 Annual Meeting of Stockholders (the "Proxy Statement") are incorporated by reference into Part III of this Annual Report on Form 10-K.
================================================================================

                                     PART 1

ITEM 1.  BUSINESS

                                    BUSINESS

     CyberMedia is a leading provider of automatic service and support software products for PC users in the Windows environment. The Company's products address the growing technical support demands of PC users. Dataquest estimates that PC users made approximately 200 million calls for technical support in 1996. The Company's products are designed to enable PC users to diagnose and resolve problems automatically without relying on costly technical support resources.

     The Company's products are based on the Company's scalable ActiveHelp architecture that allows for the support of a broad range of PC products and related problems and enables the Company's products to be regularly and automatically updated through the Internet.

     CyberMedia is recognized for its successful First Aid family of products which has sold over 1.0 million units to date. The Company's First Aid products automatically detect, diagnose and resolve common software conflicts and configuration errors encountered by users in the Windows environment. The First Aid title ranked in the top ten of all Windows 95 business software applications sold in the United States (by number of units) in each month from November 1995 through December 1996 (PC Data).

     CyberMedia's Oil Change, released in September 1996, is designed to enable PC users to keep their systems up-to-date, thereby enhancing overall system performance and avoiding problems frequently encountered as a result of outdated software and device drivers. Oil Change provides a one-stop solution for PC users to locate easily many of the most recent software updates and patches applicable to their systems and download and install them automatically via the Internet.

     The Company sells its products to individual and corporate users primarily through a combination of retail distribution channels and direct mail. The Company is expanding the marketing and sale of its products through the Internet, internationally and through strategic relationships.

INDUSTRY BACKGROUND

     The PC industry has grown rapidly during the last decade, with Microsoft Windows emerging as the dominant operating system. As a result of technological advances and increased functionality, combined with price decreases for entry level systems, the PC has become a mass market consumer electronics product. The mass market appeal of PCs has resulted in an average PC user today who is less technologically sophisticated than the average PC user of the early 1990s.

     At the same time that PCs have become more widely adopted, the hardware and software content of the average PC has become more complex, largely due to the open environment of the Intel PC-compatible platform. Many PCs today incorporate high speed processors, hard disk drives, high resolution monitors, sound cards, graphics boards, CD-ROM drives and other peripherals, which together provide significantly enhanced processing, storage and multimedia capabilities. The widespread availability of these increasingly powerful computers has in turn driven demand for increasingly complex software operating systems and applications that can take advantage of these enhanced hardware capabilities.

     In today's typical Windows-based PC configuration, the integration of a wide range of hardware and software components from different vendors has resulted in an increase in both the number and types of system errors and technical difficulties. The Company believes that a significant portion of problems commonly encountered by PC users are configuration errors and software conflicts that occur when users add new software applications or devices to their computers. One typical problem affects Dynamic Link Library ("DLL") files and subroutines, which perform important printing, spell checking and other widely used functions. When a new software program is installed, these files are sometimes moved without the user's knowledge, thereby causing existing applications to no longer function properly. Other problems can occur for a variety of reasons, including incorrectly removing applications and accidentally deleting shared files. The likelihood of such problems is increased in a multimedia environment where changes in system configurations occur frequently due to the addition of new games, sound cards, CD-ROM drives and video cards. The complexities introduced by the accelerating adoption of the Internet has created additional difficulties, including modem and network configuration problems. Even experienced PC users can encounter difficulty installing and using new devices and software because the existing system often must be reconfigured in order to eliminate the resulting internal conflicts. Additionally, a large number of PC technical problems are related to new versions of software that are incompatible with software and device drivers that are already installed on the PC.

     Due to the dramatic increase in the complexity of today's PC environment and the growth in the number of PC users, approximately 200 million calls were received at technical support centers nationwide in 1996, resulting in expenditures of nearly $4 billion (Dataquest). At the same time, in response to cost pressures in a competitive environment and an often unmanageable level of technical support calls, many software and hardware vendors are scaling back or completely eliminating the technical support that they once provided free of charge with their products. Many vendors now offer fee-based technical support services, such as 900 telephone numbers and per-incident support plans. However, customers who select such services often obtain busy signals or encounter lengthy delays before receiving assistance, resulting in widespread dissatisfaction among users. Further, such support is typically vendor-specific and is not designed to resolve compatibility issues or conflicts between products from multiple vendors.

     PC software and hardware vendors have typically released updated software and device drivers to correct bugs discovered since the latest product release, improve existing features, ensure compatibility with new devices or add new features. These updates and "patches" have traditionally been provided free of charge to users who request them and are distributed via the mail or posted to a vendor's bulletin board. However, most vendors have been unwilling to incur the costs of tracking, notifying and shipping product to all users who require such updates or patches. As a result, PC users are frequently unaware of the existence or location of vendor-provided updates and patches that can significantly enhance the performance of their systems.

     The Internet is emerging as a medium for vendors to quickly and cost-effectively distribute software updates and patches. Today, many types of software updates, from the Windows 95 Service Pack to new hardware device drivers and bug fixes, are available free over the Internet from a wide range of vendors. The accessibility of the Internet is enabling new releases of software to be made available with such rapidity that software is becoming almost "versionless." However, despite the potential benefits of the Internet as a distribution medium, to date there is no central, vendor-neutral source for locating software updates and patches. PC users must still manually log-on to each vendor's Web site and check for new updates or patches. Few PC users have the time or technical knowledge required to identify, locate, download and install the updates and patches that apply to their PCs.

     PC users and software and hardware vendors share a common need for the timely resolution of technical support problems. PC users need a readily accessible, vendor-neutral, easy-to-use solution that automatically identifies and fixes their most commonly experienced problems. Software and hardware vendors need to reduce their technical support burden and costs and to find channels to rapidly and cost-effectively disseminate updates and patches.

THE CYBERMEDIA SOLUTION

     The CyberMedia solution provides automatic service and support for PC users and reduces support costs for software and hardware vendors. The Company has developed an innovative, vendor-neutral, automated approach to technical support that enables the Company to deliver among the most comprehensive and easy-to-use software support solutions available today for Windows-based PC users. The Company's products are based on its scalable ActiveHelp architecture that allows for the support of a broad range of PC products and related problems and enables the Company's products to be regularly and automatically updated through the Internet.

     CyberMedia's First Aid products automatically detect, diagnose and resolve common software conflicts and configuration errors arising in the Windows environment. The First Aid products are designed to reduce the need for time consuming technical support calls. The First Aid products employ a rule-based engine to compare a PC's current configuration with a set of rules determining how each application or device should be configured under ideal conditions. The First Aid products access the Company's HelpCentral knowledge base of general and system-specific information supporting a wide range of software applications, multimedia cards, modems, video cards and networks that, in the aggregate, resolve over 37,000 potential combinations of problems. This knowledge base is regularly updated by the Company and is accessible to First Aid users over the Internet.

     CyberMedia's Oil Change, released in September 1996, is designed to enable PC users to keep their systems up-to-date, thereby enhancing overall system performance and avoiding problems frequently encountered as a result of outdated software and device drivers. Oil Change provides a one-stop solution for PC users to easily locate many of the most recent software updates and patches applicable to their systems and download and install them automatically via the Internet. Oil Change develops a profile of installed software applications and device drivers on a user's PC and compares this profile with a local knowledge base residing on the user's PC and the Company's HelpCentral knowledge base of information on updates and patches available at vendor Web sites. Upon the user's request, Oil Change retrieves and installs the selected updates and patches. As of December 31, 1996, the Company's HelpCentral knowledge base contained information on over 1,200 updates and patches from approximately 200 vendors, including Microsoft, Hewlett-Packard Company ("Hewlett-Packard") and Creative Labs, Inc. ("Creative Labs").

THE CYBERMEDIA STRATEGY

     The Company's objective is to be the leading provider of automatic service and support software products. Key elements of the Company's business strategy include:

     Maintain Market Leadership in Automatic Service and Support Software. With the broad market acceptance of its First Aid products, the Company is widely recognized as a leader in providing automatic service and support for PC users. The Company seeks to maintain its leadership by being first to market with innovative products and product upgrades that leverage the Company's proprietary technology and incorporate feedback from its extensive user base.

     Offer Comprehensive, Scalable Solutions. The Company's goal is to offer comprehensive products that address most common technical support problems faced by PC users and that are regularly updated to support their evolving needs. These products are designed to enable PC users to diagnose and resolve problems automatically without relying on costly technical support resources. The Company maintains and regularly updates comprehensive knowledge bases of information on a wide range of PC hardware and software products and related technical support problems and on available updates and patches for commonly used software applications and device drivers. These knowledge bases are easily accessible to users of CyberMedia's products at the Company's Internet site.

     Leverage the Internet. The Company believes that the Internet represents an efficient medium for the delivery of automatic service and support and seeks to develop products that can be continually updated and delivered over this medium. The Company is seeking to establish Oil Change as the de facto standard for PC users to obtain updates and patches to third-party software applications and device drivers over the Internet. The Company's open architecture approach enables it to easily and rapidly incorporate support for new updates, patches and other technical support information as they become available on vendor Web sites. The Company is exploring potential revenue opportunities using the unique information and access provided through the Oil Change platform, including the sale of new full product releases of third-party software and ancillary products and targeted advertising.

     Pursue Strategic Alliances. The Company intends to continue to pursue strategic alliances with third-party hardware and software vendors to enhance the functionality and increase the distribution of its automatic service and support products. The Company is currently pursuing OEM relationships with leading PC and peripherals vendors, operating systems software companies and other software vendors to bundle full and limited versions of its products. In 1996, the Company entered into an agreement with Phoenix Technologies Ltd. ("Phoenix"), a leading provider of system-level software for PCs, to market its products on an OEM basis to manufacturers of PCs and PC-compatible hardware devices. The Company has also established a

Medallion Partnership program for its Oil Change product to encourage hardware and software vendors to communicate information about new updates and patches to the Company as soon as they become available. The Company also intends to provide third-party hardware and software vendors with CyberScript, its powerful scripting language under commercial development, to enable them to incorporate technical support information on new products directly into the Company's HelpCentral knowledge bases. The Company believes that these relationships will increase brand recognition of its products, expand its customer base and provide early access to leading edge software, multimedia and Internet/on-line technologies.

     Promote Brand Awareness. The Company believes that brand awareness is a key factor in software purchase decisions and, to that end, the Company strives to develop products that achieve strong customer appeal, customer loyalty and long life cycles. The Company seeks to reinforce and strengthen CyberMedia, First Aid and Oil Change as leading brand names in automatic service and support by increasing its level of public relations, advertising and direct marketing activities and by establishing strategic relationships with hardware and software vendors.

     Expand International Presence. The Company continues to invest significant resources to adapt its automatic service and support products to international markets and expand its sales and marketing efforts overseas. The Company currently sells its products internationally through authorized distributors in the United Kingdom, Australia, Germany and France and is developing localized versions of certain of its First Aid products for additional international markets. The Company recently introduced the French and German versions of its First Aid products and expects to introduce the Japanese version in 1997.

PRODUCTS

     The Company's products are designed to enable PC users to diagnose and resolve problems automatically without relying on costly technical support resources. The Company's scalable ActiveHelp architecture allows the Company's products to support a broad range of PC products and related problems and to be regularly and automatically updated through the Internet. The Company's products also protect system integrity by creating a backup of all changes to critical configuration files, enabling a user to restore their PC to a prior configuration if desired. Each of the Company's products includes a 60-day unconditional money-back guarantee. CyberMedia has developed the following ActiveHelp products:

                              ACTIVEHELP PRODUCTS

                                            SUGGESTED
    PRODUCT         DATE INTRODUCED       STREET PRICE*                   DESCRIPTION
  ------------     -----------------     ----------------     ------------------------------------
  First Aid
    97........     Ver 4.0 -- Nov.       $39.95 -$59.95       Automated technical support for
                   96                                         configuration errors and software
                                                              conflicts occurring on Windows-based
                                                              PCs
  Oil Change..     Ver 1.0 -- Oct.       $    39.95           Automatically downloads and installs
                   96                                         updates and patches to commonly used
                                                              software applications and device
                                                              drivers via the Internet
  Tech Support
  Yellow
  Pages.......     Ver 1.0 -- Jun.       $    19.95           Reference book and CD-ROM with
                   96                                         contact information for 2,000
                                                              software and hardware vendors

---------------
* Actual prices vary depending on local conditions, distribution channels and other factors.

  First Aid

     The Company is recognized for its First Aid family of products with over
1.0 million units sold to date. The First Aid family of products is designed to detect, diagnose and resolve a wide range of software conflicts and configuration problems associated with Windows-based PCs, using the Company's knowledge base of product and vendorspecific technical support information. This knowledge base, which is installed locally on a PC when First Aid is installed, can be updated by connecting to CyberMedia's HelpCentral Internet site, which houses a regularly updated knowledge base.

     In 1994, 1995 and 1996, virtually all of the Company's sales were from the First Aid family, which includes First Aid, First Aid 95, First Aid 95 Deluxe, First Aid 97 and PC911. The First Aid title has ranked in the top ten of all Windows 95 software applications sold in the United States (by number of units) in each month from November 1995 through December 1996 (PC Data). First Aid products are currently available for Windows 3.1, Windows 95 and Windows for Workgroups 3.11.

     First Aid 97. First Aid 97 was introduced in the fourth quarter of 1996. First Aid 97 is an upgrade to the existing First Aid products. First Aid 97 combines all of the features of First Aid 95 Deluxe with additional diagnostic checks and a simplified user interface. In addition, First Aid 97 incorporates the following new features:

     - Allows users to get instant, up-to-date help and advice by clicking on a picture of a PC component or selecting from a list of common problems or questions.

     - Searches the Internet in the event of a crash to find updates and patches that may prevent future crashes.

     - Helps resolve hard disk problems and makes safety backups of a user's work with Windows 95 disk repair tools.

     - Helps resolve hardware configuration conflicts.

     - Fixes additional problems associated with multimedia, Internet/on-line and software applications.

  Oil Change

     Oil Change is an Internet-based software product that is designed to provide a one-stop solution for PC users to locate easily the most recent software updates and patches applicable to their systems and download and install them automatically via the Internet. Oil Change enables PC users to keep their systems up-to-date, thereby enhancing overall system performance and avoiding problems frequently encountered as a result of outdated software and device drivers.

     Oil Change examines a user's PC and develops a profile of the installed software applications and hardware device drivers. Oil Change first checks a local knowledge base, then connects to CyberMedia's HelpCentral server through the Internet to compare this profile with the Company's regularly updated central knowledge base of information on updates and patches available at various vendor Web sites. Oil Change offers the user a list of available updates and patches and the problems that these updates and patches are intended to resolve. Upon the user's request, Oil Change retrieves and installs selected updates and patches.

     Oil Change currently supports many of the best selling software applications and device drivers. The Company has also established a Medallion Partnership program to encourage hardware and software vendors to communicate information about new updates and patches to the Company as soon as they become available. As of September 16, 1996, the Company's HelpCentral knowledge base contained information on over 1,200 updates and patches from approximately 200 vendors, including Microsoft, Hewlett-Packard and Creative Labs.

     Oil Change was released in September 1996 and is available through the CyberMedia Web site at www.cybermedia.com. The initial version of Oil Change is designed to run on the Windows 95 platform. The street price for Oil Change is approximately $39.95 for a one-year subscription, which includes an initial setup fee.

  Tech Support Yellow Pages

     Tech Support Yellow Pages is an easy-to-use reference book and CD-ROM that allows users to access contact information for over 2,000 hardware and software vendors. Users can receive updates to the Tech Support Yellow Pages CD-ROM via downloads from the Company's HelpCentral. The CD-ROM provides users with Internet access with "hot links" to connect directly to any vendor Web site.

TECHNOLOGY

     The Company's proprietary ActiveHelp technology consists of three components, Agents, HelpCentral and CyberScript, which together provide an open, scalable architecture for developing and continually updating the Company's automatic service and support software products.

     Each of the Company's products incorporates Agents, client-level software that detects and solves problems locally at the user's PC. These Agents connect to CyberMedia's HelpCentral server through the Internet to access centralized knowledge bases of up-to-date technical support information. Information on HelpCentral is inputted and continually updated using CyberScript, the Company's powerful proprietary scripting language. CyberScript enables technical support information to be easily defined and added to HelpCentral in a standardized format.

     The technology components of CyberMedia's principal product lines, First Aid and Oil Change, are described below.

  First Aid

     Agent. The First Aid Agent's primary function is to detect and solve software conflicts and configuration problems locally at the user's PC. The Agent can be activated directly by the user or set to run in the background to be activated automatically upon the occurrence of certain events such as General Protection Faults or system crashes. Once activated, the First Aid Agent gathers data from the PC and then utilizes a rule-based diagnostic engine to compare a PC's current configuration with a set of rules determining how each application or device should be configured under ideal conditions. The First Aid Agent includes a local version of the Company's HelpCentral knowledge base of systems, software and hardware-related configuration information. If a problem cannot be resolved locally, the First Aid Agent can connect to CyberMedia's HelpCentral server through the Internet to update the local knowledge base with the Company's up-to-date central knowledge base. Once a problem has been diagnosed, the Agent displays the likely cause and proposed solution and presents the user with an "AutoFix" button. If the user selects this option, the Agent will then automatically implement the solution.

     HelpCentral. To support the First Aid Agent, CyberMedia's HelpCentral knowledge base maintains up-to-date general and system-specific information supporting a wide range of software applications, multimedia cards, modems, video cards, and networks that, in the aggregate, resolve over 37,000 potential combinations of problems. Hardware and software products are described in terms of the configuration required for them to function properly. For example, a software application is described in terms of the program files and DLLs that it requires, and a multimedia card is described by the drivers and configuration entries it requires. Vendor-specific information is also maintained on the HelpCentral knowledge base, including addresses, telephone numbers and Web addresses for over 2,000 hardware and software vendors. The information maintained at HelpCentral is currently updated on a regular basis to support new products and changes in vendor information.

  Oil Change

     Agent. The Oil Change Agent scans a user's PC to determine the installed software applications and device drivers and builds a profile of every software file, its location and current revision level. Once the profile has been developed, the Oil Change Agent first contacts a local knowledge base residing on the user's PC, then contacts CyberMedia's HelpCentral server through the Internet to compare this profile with the Company's regularly updated knowledge base of information on updates and patches available at various vendor Web sites. The Agent displays all newer updates or patches and downloads those that the user selects directly from the vendor's Web site. The Agent then unpacks and installs the downloaded updates and patches. To ensure safety, the Agent creates a backup of all changes, enabling a user to restore to the prior configuration if desired.

     HelpCentral. To support the Oil Change Agent, HelpCentral maintains up-to-date information on new updates and patches for commonly used software applications and device drivers. Information provided for each update and patch is described in terms of its on-line location, the revision levels it represents and its installation instructions. The information maintained at HelpCentral is updated regularly by Company programmers who monitor new postings of upgrades and patches on the Internet. The Company's Medallion Partners also communicate information about new updates and patches to the Company via the Internet as soon as they become available at their Web sites. The information is then authenticated by the Company and added to the HelpCentral knowledge base. As of December 31, 1996, the Company's HelpCentral knowledge base contained information on over 1,200 updates and patches from approximately 200 vendors, including Microsoft, Hewlett-Packard and Creative Labs.

     CyberScript. A key component of CyberMedia's technology is CyberScript, a powerful proprietary scripting language that enables product-specific knowledge and other technical support information to be defined and added to HelpCentral in a standardized format. In the future, the Company intends to publish the specifications for CyberScript and make it available to third-party hardware and software vendors to enable them to incorporate technical support information on new products directly into the Company's HelpCentral knowledge bases. The Company intends to develop easy-to-use interfaces and other development tools for CyberScript so that it can be used by third parties with only minimal training.

DISTRIBUTION AND MARKETING

  Distribution

     The Company sells its products to individual and corporate users primarily through a combination of retail distribution channels and direct mail. The Company is expanding the marketing and sale of its products through the Internet, internationally and through certain strategic partners.

     Domestic. The Company's principal domestic channels of distribution are through software distributors for resale to the retail sales channel and through direct mail. In addition, the Company's products can be ordered through the Company's Web site. Sales to the Company's top three distributors, Navarre, Ingram Micro and Micro Central, accounted for approximately 25%, 25% and 9%, respectively, of the Company's net revenues in 1996, and 9%, 16% and 19%, respectively, of net revenues in 1995. The Company's products are currently available at more than 9,000 locations through major retailers, including CompUSA Inc., Sam's Club, Micro Center, Egghead Software, Computer City, Fry's Electronics, Inc., Office Depot, Inc., Best Buy and Price Costco Inc.

     The Company maintains a stock balancing policy that allows distributors and retailers to return products for credit. In addition, the Company provides price protection to its distributors in the event the Company reduces its prices. The Company establishes reserves, including reserves under the Company's stock balancing policy, based on estimated future returns of products, taking into account promotional activities, the timing of new product introductions, distributor and retailer inventories of the Company's products and other factors. Product returns or obligations resulting from the Company's price protection policy that exceed the Company's reserves could adversely affect the Company's business, results of operations and financial condition.

     During 1995 and 1996, direct sales accounted for approximately 40% and 33%, respectively, of net revenues. Sales through direct mail are outsourced to third-party mailing and fulfillment houses. The Company sells First Aid 95 Deluxe, Network Version through a limited direct sales organization comprised of telesales, catalog and sales representatives to corporate customers.

     International. Internationally, the Company markets its products through authorized distributors in the United Kingdom and Australia who resell to retail stores and through retailers. During 1996 international sales accounted for approximately 10% of the Company's net revenues. The Company developed localized versions of certain of its First Aid products for the French, German and United Kingdom markets. The Company expects to introduce additional localized versions in 1997.

  Marketing

     The Company's marketing strategy in retail distribution channels has typically focused on high impact product packaging, end-caps and rebate coupons. In addition, the Company seeks to increase market share and brand recognition through public relations activities involving introducing its products to local user groups and obtaining press coverage in regional and national trade and technical publications. From time to time, the Company utilizes aggressive direct mail campaigns targeted specifically at Windows-based PC users. Beginning in the second quarter of 1996, the Company has been engaged in an advertising campaign using print and radio to increase end-user awareness and stimulate purchases. The Company continues to use such advertising to promote its products.

     CyberMedia's marketing activities also include participation in trade and computer shows and cooperative advertising programs directly with certain distributors and retailers, whereby the Company receives marketing opportunities through advertisements, brochures, and catalogs initially paid for by the distributors. The Company provides for expenses related to these programs in amounts established in the individual distributor agreements or in modifications thereto. Additionally, the Company from time to time offers rebates to end users who purchase the Company's products.

     The Company's sales and marketing force as of December 31, 1996 consisted of 37 people, all of whom receive salaries, commissions, and/or incentive bonus compensation. The Company's in-house marketing department coordinates most of the design and development of the Company's product packaging, advertisements and promotional items.

  Strategic Alliances

     CyberMedia seeks to continue to establish strategic alliances with third-party hardware and software vendors to enhance the functionality and increase the distribution of its automatic service and support products. The Company is pursuing OEM relationships with leading PC and peripherals vendors, operating systems software companies and other software vendors to bundle full and limited versions of its products.

     In September 1996, CyberMedia entered into a Distribution Agreement with Phoenix. Under the terms of the Agreement, the Company granted Phoenix the exclusive right to distribute First Aid and a limited version of Oil Change, together with any upgrades, updates, enhancements and future releases and versions thereof, to manufacturers of PCs. The Company granted Phoenix non-exclusive distribution rights to distribute and sublicense the above-mentioned products to all other PC-compatible hardware device manufacturers. CyberMedia and Phoenix also agreed to negotiate an agreement to develop add-on products to First Aid for resale and distribution into the OEM and other channels. The Company believes that Phoenix's worldwide OEM relationships with leading PC manufacturers will enhance distribution of the Company's new and existing products.

     The Company has also entered into an OEM relationship with Diamond Multimedia Systems, Inc. to provide a limited version of First Aid 95 Deluxe for bundling with all of its products and license agreements with NEC Technologies, Inc., AST and Fujitsu PC Corporation to provide a full version of First Aid 95 for bundling with certain of their products. The Company has also established a Medallion Partnership program for its Oil Change product to encourage hardware and software vendors to communicate information about new updates and patches to the Company as soon as they become available. The Company also intends to make CyberScript available to third-party hardware and software vendors to enable them to incorporate technical support information on new products directly into the Company's HelpCentral knowledge bases. The Company believes that these relationships will increase brand recognition of its products, expand its customer base and provide early access to leading edge software, multimedia and Internet/on-line technologies.

TECHNICAL SUPPORT

     The Company provides free telephone support to purchasers of its software products during its regular business hours. End users are able to consult directly with software support personnel with respect to software use, hardware problems and peripheral needs or receive on-line support. The Company provides a substantial amount of its technical support through on-line forums, such as America Online, Inc. and CompuServe. In addition, the Company plans to offer its corporate clients a variety of fee-based options, providing a range of service levels designed to meet their technical support requirements. In Europe, technical support is provided through third parties. As of December 31, 1996, the Company had 20 professionals in technical support.

PRODUCT DEVELOPMENT

     The Company believes that significant investment in product development is required in order to remain competitive, accelerate the rate of product introductions, incorporate new technologies, and sustain and improve the quality of its products. In addition to engineering and quality assurance, the Company's product development activities include the identification and validation of a product's potential commercial success, as well as the incorporation of new technologies in new products. The Company seeks to gain pre-release access to and develop expertise in current and future versions of Windows and other leading hardware and software products in order to develop and release such products on a timely basis. The Company incorporates market research into the design and development of its products to anticipate the evolving technical support needs of PC users. In addition, the Company works closely with hardware and software manufacturers to identify their technical support requirements and to incorporate this feedback into the development of the Company's products. These efforts are critical in enabling the Company to be competitive, improve quality and consistency, update its current products and bring new products to market quickly.

     The Company's principal current product development efforts include: (i) enhancing its HelpCentral knowledge bases to provide support for new third-party products and updates and patches to current applications, (ii) broadening the appeal of First Aid and Oil Change products in the corporate and international markets by providing support for the Windows NT operating system and developing localized products for international markets, (iii) developing additional products that address evolving automatic service and support requirements, and
(iv) developing CyberScript for use by third parties to incorporate information about their products into the Company's knowledge base.

     The Company utilizes work-for-hire software engineers in India to update its knowledge bases to support new third-party products, updates and patches and to develop a Windows NT version of its First Aid 95 Deluxe, Network Version. The Company has exclusive ownership of all products developed by such engineers and has no royalty obligations to these engineers.

     Research and development expenses during 1994, 1995 and 1996 were approximately $544,000, $964,000 and $3.3 million, respectively. As of December 31, 1996, the Company had 48 full-time employees in research and development. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors That May Affect Future Results -- New Product Development and Technological Change."

COMPETITION

     The PC software industry is intensely competitive and characterized by short product life cycles and new product introductions. The Company competes with software companies of varying sizes and resources, including McAfee Associates, Inc., Quarterdeck Corporation, Symantec Corp. and others. The Company believes that a number of software companies will be introducing automatic service and support software products in the near future that will compete with the Company's products. The Company expects that potential future competitors may include other software vendors, including Internet software vendors. Many of the Company's existing and potential competitors have substantially greater financial, technical and marketing resources than the Company. Moreover, there are no proprietary barriers to entry that could keep existing and potential competitors from developing similar products or selling competing products in the Company's markets. To the extent that the Company's competitors bundle their software products with leading hardware, application software or operating system vendors, or if one or more of the operating system vendors, such as Microsoft, developed its own technical support software and incorporated such functionality into its products, the Company's business, results of operations and financial condition could be materially adversely affected. There can be no assurance that the Company will be able to compete successfully with existing or potential competitors. Increased competition may result in the loss of shelf space or a reduction in demand or sell-through of the Company's products, any of which could have a material adverse effect on the Company's business, results of operations and financial condition.

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

     The Company's products also compete indirectly against alternative sources of technical support, such as the technical support departments of hardware and software vendors. Additionally, the Internet provides hardware and software vendors with a new medium to offer technical support services. The Company expects that many vendors will provide Internet-based technical support services to support their existing and future products. The availability of these technical support services could materially dilute the value of the Company's products and have a material adverse effect on the Company's market position, business, results of operations and financial condition. See "-- Industry Background."

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

     The Company believes that the principal competitive factors in the software industry are product features and quality, reliability, ease of use, brand name recognition, access to distribution channels and price. Although the Company believes it competes favorably with respect to these factors, there can be no assurance that the Company will continue to do so. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors That May Affect Future Results -- Competition."

PROPRIETARY RIGHTS

     The Company's success is heavily dependent upon its proprietary software. The Company relies primarily on a combination of copyright, trademark and trade secret laws, employee confidentiality and nondisclosure agreements and third-party nondisclosure agreements and other methods of protection common in the industry to protect its proprietary rights. The Company licenses its products primarily under "shrink wrap" license agreements that are not signed by licensees and therefore may be unenforceable under the laws of certain jurisdictions. In addition, the Company has two United States patent applications pending and intends to seek international and further United States patents on its technology. There can be no assurance that patents will issue from the Company's pending applications or that any claims allowed from the pending patent applications or those hereafter filed will be of sufficient scope or strength, or be issued in all countries where the Company's products can be sold, to provide meaningful protection or any commercial advantage to the Company or that any patents which may be issued to the Company will not be challenged and invalidated. In addition, existing copyright laws provide only limited protection. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use products or technology that the Company considers proprietary, and third parties may develop similar technology independently. Policing unauthorized use of the Company's products is difficult, and while the Company is unable to determine the extent to which piracy of its software products exists, software piracy can be expected to be a persistent problem. There can be no assurance that the Company's means of protecting its proprietary rights will be adequate. In addition, there can be no assurance that the Company's competitors will not independently develop technologies and products that are substantially equivalent or superior to those of the Company without violating the Company's proprietary rights.

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

     While the Company's international sales were insignificant prior to 1996, international sales increased in 1996 and the Company continues to devote substantial resources to expand the international distribution of its products. The laws of some foreign countries either do not protect the Company's proprietary rights or offer only limited protection for those rights. The Company has not registered its copyrights in any foreign countries. While in most foreign countries registration is not required in order to receive copyright protection, the ability to bring an enforcement action and obtain certain remedies depends on compliance with that country's copyright laws. Consequently, the Company's failure to register its copyrights abroad may make enforcement of these rights more difficult or reduce the available remedies in any enforcement action. In addition, the Company has not to date pursued foreign registration of its trademarks due to the significant costs involved and, as a result, the Company may not be able to prevent a third party from using its trademarks in many foreign jurisdictions.

OPERATIONS

     The production of the Company's software products includes diskette duplication, purchased component assembly, printing of user manuals and final packaging. The Company contracts with outside parties to perform these functions to the Company's specifications and quality standards. The Company currently does not have long-term agreements with any of these parties. Although the Company believes that alternative resources exist or can be obtained, a disruption of the Company's relationship with any of these outside parties could adversely affect the Company's business, results of operations and financial condition until replacement sources are established. In addition, any material changes in product and service quality and pricing or failure to adhere to the Company's specifications by these outside parties could adversely affect the Company's business, results of operations and financial condition. The Company has attempted to mitigate the risk of any such disruption by maintaining certain levels of "safety stock" inventories and using second source vendors in certain limited situations. In the past, the Company has experienced material difficulties and delays in the manufacture and assembly of its products. There can be no assurance that the Company will not continue to experience such difficulties in the future. As of December 31, 1996, the Company had a total of three employees in operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors That May Affect Future Results -- Reliance on Outside Resources."

BACKLOG

     The Company normally ships products within one week after receipt of an order. As a result, the Company has relatively little backlog at any time and does not consider backlog to be a significant indicator of future performance.

EMPLOYEES

     At December 31, 1996, the Company employed a total of 130 full-time employees, including three in operations, 37 in sales and marketing, 20 in technical support, 48 in research and development and 22 in finance and administration. The Company also employs, from time to time, a number of temporary and part-time employees as well as consultants on a contract basis. The Company has experienced rapid growth in the past year and intends to hire additional personnel during the next twelve months in each of these areas. The Company's future success will depend in part on its ability to attract, train, retain and motivate highly qualified employees, who are in great demand. There can be no assurance that the Company will be successful in attracting and retaining such personnel. The Company's employees are not represented by a collective bargaining organization, and the Company has never experienced a work stoppage or strike. The Company considers its employee relations to be good. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors That May Affect Future Results -- Management of Growth; Dependence on Key Personnel."

EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of the Company and their ages as of December 31, 1996 were as follows:

NAME                          AGE                          POSITION
----------------------------  ---     ---------------------------------------------------
Unni S. Warrier.............  42      President, Chief Executive Officer and Chairman of
                                      the Board
Leonard L. Backus...........  44      Vice President, International Sales
Jeffrey W. Beaumont.........  44      Vice President, Finance and Chief Financial Officer
Srikanth Chari..............  44      Vice President, Marketing
Brad Kingsbury..............  33      Vice President, Engineering
Anne T. Lam.................  39      Vice President, Business Development
Charles M. Valentine........  58      Vice President, Sales

     Mr. Warrier has served as President, Chief Executive Officer and Chairman of the Board of the Company since co-founding the Company in November 1991. From February 1991 to November 1991, he served as an independent consultant. From May 1989 to February 1991, he served as President and Chief Executive Officer of NetLabs, Inc., a maker of UNIX network management products, which Mr. Warrier co-founded. Mr. Warrier holds a B. Tech. in Physics from the Indian Institute of Technology of Kanpur, India and a M. Tech. in Computer Science from the Indian Institute of Technology of Madras, India. Mr. Warrier has also completed coursework for a Ph.D in Computer Science from the University of California, Los Angeles.

     Mr. Backus has served as Vice President, International Sales of the Company since April 1996. Prior to joining the Company, from October 1995 to April 1996, he served as a Principal for Technology Marketing Alliance, a consulting company. Prior to that, Mr. Backus served as Vice President, International Sales and Marketing, of MediaVision Technology, Inc., a computer hardware manufacturer from July 1994 to October 1995, and as Director of International Sales of MediaVision Technology, Inc. from February 1991 to July 1994. Mr. Backus holds a B.S. in Electrical Engineering from the University of Washington and an M.S. in Electrical Engineering from the University of Southern California.

     Mr. Beaumont has served as Vice President, Finance and Chief Financial Officer of the Company since December 1995. From June 1995 to December 1995, he served as an independent consultant to various companies. Prior to joining the Company, from October 1994 to June 1995, he served as Chief Financial Officer of Blyth Holdings, Inc., a software development company. From August 1989 to October 1994, Mr. Beaumont served as Chief Financial Officer at Davidson & Associates, Inc., an educational software development company. Mr. Beaumont holds a B.A. in History from Hamilton College and an M.B.A. from the University of Michigan.

     Dr. Chari has served as Vice President, Marketing since co-founding the Company in November 1991. From November 1991 to August 1996, Dr. Chari also served as a director of the Company. From July 1990 to October 1991, he served as Director of Marketing for NetLabs, Inc. Dr. Chari holds a B. Tech. in Electrical Engineering from the Indian Institute of Technology of Delhi, India, an M.B.A. from the Indian Institute of Management of Ahmedabad, India and a Ph.D. in Business from the University of California, Los Angeles.

     Mr. Kingsbury has served as Vice President, Engineering of the Company since April 1996. Prior to joining the Company, from July 1985 to April 1996, he served in various positions at Symantec Corporation, a software utilities company, most recently as Chief Technologist and General Manager of the Anti-Virus Business Unit. Mr. Kingsbury holds a B.S. in Computer Science from California State University, Northridge.

     Ms. Lam has served as Vice President, Business Development since co-founding the Company in November 1991. From November 1991 to August 1996, Ms. Lam also served as a director of the Company. From May 1989 to October 1991, she served as Director, Strategic Sales of NetLabs, Inc, a company which she co-founded. Ms. Lam holds a B.S. and an M.S. in Computer Science from the University of California, Los Angeles.

     Mr. Valentine has served as Vice President, Sales of the Company since September 1996. Prior to joining the Company, from June 1992 to September 1996, he served as Strategic Accounts Director of Microsoft, a software company. From April 1990 to June 1992, Mr. Valentine served as Vice President, Sales of Fox Software, Inc., a database software company. Mr. Valentine holds a B.S. in Industrial Management from the Georgia Institute of Technology.

ITEM 2.  PROPERTIES

     The Company leases approximately 28,000 square feet of office space in Santa Monica, California and approximately 4,000 square feet in San Jose, California. These facilities serve as the Company's headquarters and include all Company functions except outside sales. The Company is currently exploring expansion opportunities and believes that suitable additional or alternative space will be available in the future on commercially reasonable terms as needed.

ITEM 3.  LEGAL PROCEEDINGS

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION FOR COMMON EQUITY

     The Company's Common Stock has been traded on the Nasdaq National Market System under the symbol "CYBR" since the Company's initial public offering on October 22, 1996. The following table sets forth for the periods indicated the high and low closing sale prices for the Common Stock.

                                                                      HIGH       LOW
                                                                     ------     ------
        1996
          Fourth Quarter (from October 22, 1996)...................  $25.50     $14.25
        1997
          First Quarter (through March 20, 1997)...................  $20.75     $ 9.00

     On March 20, 1997, the closing price on the Nasdaq National Market for the Company's Common Stock was $9.00 per share. As of March 20, 1997, there were approximately 198 holders of record of the Company's Common Stock.

DIVIDEND POLICY

     The Company has never paid cash dividends on its Common Stock. The Company currently intends to retain any earnings for use in its business and does not anticipate paying cash dividends in the foreseeable future. In addition, the payment of cash dividends by the Company to its stockholders is currently prohibited by the Company's bank line of credit. See Note 6 of Notes to Consolidated Financial Statements.

ITEM 6.  SELECTED FINANCIAL DATA

     The selected financial data presented below as of December 31, 1995 and 1996 and for each of the years in the three-year period ended December 31, 1996 are derived from the financial statements of the Company, which financial statements have been audited by KPMG Peat Marwick LLP, independent certified public accountants. The financial statements as of December 31, 1995 and 1996, and for each of the years in the three-year period ended December 31, 1996, and the auditor's report thereon, are included elsewhere herein. Balance sheet data as of December 31, 1994 is derived from audited financial statements not included herein. The statements of operations data for the years ended December 31, 1992 and 1993 and the balance sheet data as of December 31, 1992 and 1993 have been derived from the unaudited financial statements of the Company, which are not included herein. The results of operations for the year ended December 31, 1996 are not necessarily indicative of results to be expected for any future period. The selected financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Financial Statements and Notes thereto included elsewhere herein.

                                                             YEAR ENDED DECEMBER 31,
                                               ---------------------------------------------------
                                                1992       1993       1994        1995      1996
                                               ------     ------     -------     -------   -------
                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENTS OF OPERATIONS DATA:
Net revenues.................................  $   20     $   55     $   241     $ 4,797   $38,524
Cost of Revenues.............................      --         14         106       2,103    11,991
                                               ------     ------     -------     -------   -------
  Gross profit...............................      20         41         135       2,694    26,533
OPERATING EXPENSES:
Research and development.....................     250        468         544         964     3,300
Sales and marketing..........................      27        220         439       4,036    24,125
General and administrative...................      75         84         247         987     2,941
                                               ------     ------     -------     -------   -------
  Total operating expenses...................     352        772       1,230       5,987    30,366
                                               ------     ------     -------     -------   -------
Loss from operations.........................    (332)      (731)     (1,095)     (3,293)   (3,833)
Interest, net................................      (1)        --         (19)        (58)      351
                                               ------     ------     -------     -------   -------
Loss before income taxes.....................    (333)      (731)     (1,114)     (3,351)   (3,482)
Income tax expense...........................      --          1           1           1         1
                                               ------     ------     -------     -------   -------
Net loss.....................................  $ (333)    $ (732)    $(1,115)    $(3,352)  $(3,483)
                                               ------     ------     -------     -------   -------
Net loss per share(1)........................  $(0.04)    $(0.09)    $ (0.14)    $ (0.43)  $ (0.42)
                                               ------     ------     -------     -------   -------
Shares used in per share calculation.........   7,794      7,826       7,839       7,855     8,231

                                                                  DECEMBER 31,
                                               ---------------------------------------------------
                                                1992       1993       1994        1995      1996
                                               ------     ------     -------     -------   -------
                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
Total assets.................................     178         25         189       3,855    56,450
Note payable, long-term......................      --         --         500         500        --
Total stockholders' equity (deficiency)......     120       (610)     (1,155)          7    43,668

---------------
(1) See Note 1 of Notes to Financial Statements for per share calculations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The discussion in Management's Discussion and Analysis of Financial Condition and Results of Operations contains trend analysis and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results could differ materially from those set forth in such forward looking statements as a result of the factors set forth under "Factors That May Affect Future Results" and other risks detailed from time to time in the Company's reports filed with the Securities and Exchange Commission.

OVERVIEW

     CyberMedia is a leading provider of software products that provide automatic service and support to PC users in the Windows environment. The Company commenced operations in November 1991 and introduced its first automatic service and support product, Win Win, in 1993. The Company introduced the first Windows 95 compatible version of its First Aid product line in September 1995. During 1995 and 1996, over 90% of the Company's net revenues were attributable to sales of its First Aid products. Any decline in the demand for First Aid products, failure to achieve market acceptance of upgrades to such products or failure of net revenues derived from such products to meet the Company's expectations, whether as a result of competition, technological change or other factors, would have a material adverse effect on the Company's business, results of operations and financial condition. See "Business -- Product Concentration."

     The Company recently introduced First Aid 97, an upgrade of its First Aid 95 products in the fourth quarter of 1996. Additionally, in October 1996, the Company introduced Oil Change, a product that automatically updates many software applications and device drivers over the Internet. To date, Oil Change has generated less than 5% of the Company's revenues and the Company does not expect it to generate significant net revenues for at least the near future.

     The Company has a limited operating history upon which to base an evaluation of its business and prospects. From inception to December 31, 1996, the Company generated net sales of approximately $43.6 million, of which $38.5 million, or 88% of such amount, was generated in 1996. The Company has incurred net losses in each of the last five fiscal years. At December 31, 1996, the Company had an accumulated deficit of $9.0 million. With the introduction of First Aid 95, the Company began focusing on building its product line and establishing brand name awareness of its products, which has resulted in significantly increased operating expenses. The Company anticipates that its operating expenses will continue to increase significantly in the future as a result of efforts to expand its sales and marketing operations, including international sales, to fund greater levels of product development and to increase its administrative infrastructure. The Company intends to fund increases in operating expenses primarily from cash generated from operations and, to the extent necessary, funds available from the Company's line of credit. In addition, during 1996, the Company's net revenues and operating expenses increased rapidly as compared to prior periods. There can be no assurance that the Company's net revenues will continue to remain at or increase from the levels experienced in 1996 or that net revenues will not decline. The Company's prospects must be considered in light of the risks encountered by companies with limited operating histories, particularly companies in new and rapidly evolving markets. Future operating results will depend upon many factors, including the demand for the Company's software products, the level of product and price competition, the Company's success in expanding its direct and indirect distribution channels, the Company's success in attracting and retaining motivated and qualified personnel, the growth of activity on the Internet and the Web, the ability of the Company to develop and market new products and to control costs and general economic conditions. Many of these factors are beyond the Company's control. There can be no assurance that the Company will be successful in addressing such risks. See "-- Limited Operating History and History of Operating Losses" and "-- Potential Fluctuations in Quarterly Results; Seasonality."

     The Company sells its First Aid products primarily to distributors for resale to the retail channel as well as directly to consumers through direct mail. In addition, the Company sells its products through software catalogs throughout the United States and Canada. Sales to the Company's top three distributors, Navarre, Ingram Micro and Micro Central, accounted for approximately 25%, 25% and 9%, respectively, of the

Company's net revenues in 1996 and 9%, 16% and 19%, respectively, of net revenues in 1995. Net revenues from direct mail sales in 1995 and in 1996 represented approximately 40% and 30%, respectively, of net revenues in each of these periods, with the balance of net revenues primarily attributable to sales through distributors. Net revenues in prior periods were primarily attributable to sales through distributors. Sales from direct mail have historically operated at lower profitability levels than sales from distributors. Accordingly, quarterly shifts in the mix of sales through distributors and through direct sales could cause fluctuations in the Company's profitability. There can be no assurance that the mix of sales or the relative profitability by distribution channel will remain at current levels in the future.

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

     Revenues are recognized upon the shipment of products to distributors, resellers and end users. With the introduction of First Aid 95 in September 1995, CyberMedia implemented a policy of offering customers updates to its First Aid products over the Internet at no additional cost. Given this policy and because updates are a fundamental and integral part of its First Aid products, the Company defers a portion of all First Aid 95, First Aid 95 Deluxe, First Aid 97 and Oil Change and recognize revenue ratably over estimated update periods, generally one year from the date of sale. At December 31, 1996 the Company's balance sheet included $4.0 million of unearned revenues to reflect future support commitments and other unspecified enhancements to First Aid and Oil Change. To the extent that revenues from these products continue to grow on a quarterly basis, the total amount of deferred revenue will continue to increase and be reported on the balance sheet as unearned revenue.

     In accordance with Statement of Financial Accounting Standards No. 86, the Company is required to capitalize eligible computer software development costs upon the achievement of technological feasibility, subject to net realizable value considerations. To date, the Company has charged all such costs to product development expenses because such costs have not been material.

RESULTS OF OPERATIONS

     The following table sets forth, as a percentage of net revenues, statement of operations data for the periods indicated:

                                                                  YEAR ENDED DECEMBER 31,
                                                                ---------------------------
                                                                 1994       1995      1996
                                                                ------     ------     -----
    Net revenues..............................................   100.0%     100.0%    100.0%
    Cost of revenues..........................................    44.0       43.8      31.1
                                                                ------      -----     -----
      Gross profit............................................    56.0       56.2      68.9
    OPERATING EXPENSES:
    Research and development..................................   225.7       20.1       8.6
    Sales and marketing.......................................   182.2       84.1      62.6
    General and administrative................................   102.5       20.6       7.6
                                                                ------      -----     -----
      Total operating expenses................................   510.4      124.8      78.8
                                                                ------      -----     -----
    Interest, net.............................................    (7.9)      (1.2)      0.9
                                                                ------      -----     -----
    Loss before income taxes..................................  (462.3)     (69.8)     (9.0)
                                                                ------      -----     -----
    Income tax expense........................................     0.4         --        --
    Net loss..................................................  (462.7)%    (69.8)%    (9.0)%
                                                                ------      -----     -----

     Net Revenues. Net revenues were $241,000, $4.8 million and $38.5 million in 1994, 1995 and 1996, respectively, representing a $33.7 million increase for 1996 over 1995. The Company's net revenues consist of license fees for its software products, less provision for returns. The majority of the Company's net revenues have been derived from domestic sales in the United States, with international sales representing approximately 10% in 1996 and less than 5% of net revenues in 1995 and 1994. The Company sells its products primarily to distributors for resale to retailers as well as directly to consumers through direct mail and through software catalogs. The growth in net revenues in 1995 was largely attributable to the introduction of First Aid 95, the expansion of the Company's retail distribution channels and direct mail marketing activities and increased unit volume as a result of the market's growing awareness and acceptance of First Aid 95. The growth in net revenues in 1996 was largely attributable to increased market acceptance of First Aid 95, the introduction of First Aid 95 Deluxe in March 1996 and the introduction of First Aid 97 in November 1996. In addition, introduction of Oil Change and localized German, French and United Kingdom versions of First Aid during the second half of 1996 contributed to revenue growth. The Company does not believe that the historical growth rates of its net revenues will be sustainable or are indicative of future results. See "-- Dependence on the Internet,"
"-- Dependence on Distribution Channels," "-- Risk of Product Returns" and
"-- Risks Associated with Global Operations."

     Cost of Revenues. Cost of revenues were $106,000, $2.1 million and $12.0 million in 1994, 1995 and 1996, respectively, representing a $9.9 million increase in 1996. Cost of revenues consists primarily of the cost of product media, product duplication, documentation, order fulfillment and royalty expenses. Total royalty expenses were less than 5% of net revenues in each of these periods. The increases in cost of revenues were due primarily to increased unit shipments of the Company's products. See "-- Liquidity and Capital Resources."

     Gross Margin. Gross margins were 56%, 56% and 69% in 1994, 1995 and 1996, respectively. Gross margins in the third and fourth quarters of 1995 and in 1996 were negatively affected by the deferral of a portion of First Aid 95, First Aid 95 Deluxe, First Aid 97 and Oil Change net revenues pursuant to the Company's revenue recognition policy, without a deferral of associated costs. To the extent that revenues from these products continue to grow gross margins will continue to be negatively affected. Gross margins in 1996 were positively affected by a decrease in the percentage of net revenues represented by direct sales, which generated a lower gross margin than sales through distributors during the period.

     Research and Development. Research and development expenses increased by 77% from $544,000 in 1994 to $964,000 in 1995 and by 242% to $3.3 million in
1996, representing 225.7%, 20.1% and 8.6% of net revenues in these years, respectively. Research and development expenses consist primarily of personnel costs and, to a lesser extent, payment to third parties for contract services, required to conduct the Company's development efforts. The increase in research and development expenses in each of these periods was primarily attributable to an increase in personnel as the Company increased its product development efforts to accelerate the timing of new product introductions and upgrades. The Company believes that significant investments in product development are required to remain competitive. As a consequence, the Company anticipates that it will continue to devote substantial resources to research and development.

     Sales and Marketing. Sales and marketing expenses grew from $439,000 in 1994 to $4.0 million in 1995 and by 502.5% to $24.1 million in 1996, representing 182.2%, 84.1% and 62.6% of net revenues in these years, respectively. Sales and marketing expenses consist primarily of costs of all sales and marketing personnel, sales commissions, co-op and other advertising costs, postage and printing costs associated with direct mail sales, package design costs, trade show costs and costs of preparing promotional materials. The increases in the dollar amount of sales and marketing expenses in each of these periods were due primarily to increases in direct mail marketing, costs associated with new product introductions, increased co-op advertising and increases in the number of sales and marketing personnel employed to address new sales opportunities and to support the introduction of new products. The Company expects that sales and marketing expenditures will increase in absolute dollars in the future as it invests in expanding its third-party distribution channels, introduces new products and expands its operations outside the United States.

     General and Administrative. General and administrative expenses increased 304% from $247,000 in 1994 to $1.0 million in 1995 and 198% to $2.9 million in
1996, representing 102.5%, 20.6% and 7.6% of net revenues in these years, respectively. General and administrative expenses consist primarily of personnel costs for finance, administration, operations and general management, as well as legal, accounting and facilities expenses. The increase in the dollar amount of general and administrative expenses during these periods was due principally to growth in the infrastructure of the Company's finance, administrative and operations groups in order to support the Company's expanded operations. The decrease in general and administrative expenses as a percentage of net revenues during these periods was due primarily to the growth in net revenues. The Company expects that its general and administrative expenses will increase in absolute dollars in the future as it expands its staffing, information systems and infrastructure and takes on additional responsibilities related to being a publicly traded company.

     Interest, Net. Interest expense, net was $19,000, $58,000, and ($351,000) in 1994, 1995 and 1996, respectively. Interest, net consists of interest income and interest expense. The increase in interest income during the year ended December 31, 1996 resulted from the high cash balances arising after the Company's initial public offering.

     Income Tax Expense. Due to the losses before income taxes for each of the years ended December 31, 1994, 1995 and 1996, the Company recorded minimum state franchise tax. The Company had federal net operating loss carryforwards of approximately $3.1 million in 1996 to offset future taxable income. These loss carry-forwards expire at various dates beginning in the year 2006 and are subject to certain limitations as prescribed by Section 382 of the Internal Revenue Code of 1986, as amended.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, the Company has financed its operations primarily through private sales of Preferred Stock totaling $10.5 million and a grant of $318,000 administered by the ICICI. Furthermore, in October 1996, the Company completed an initial public offering of 2,875,000 shares of Common Stock (including the underwriters' over-allotment of 375,000 shares) at $16.00 per share. Net proceeds to the Company were approximately $41.5 million. In 1994, 1995 and 1996, the Company used $795,000, $2.5 million and $8.3 million of cash, respectively, in operating activities. In 1994, 1995 and 1996, the Company used net cash in operating activities primarily to fund net losses and increases in accounts receivable associated with increased net revenues, partially offset by increases in accounts payable, accrued expenses and unearned revenues.

     In 1994, 1995 and 1996, the Company's investing activities consisted of purchases of furniture, fixtures and equipment, primarily PCs and accessories in the amount of $13,000, $67,000 and $1.0 million, respectively. The Company expects that its capital expenditures will increase as the Company's employee base continues to grow. At December 31, 1996, the Company had no material commitments for capital expenditures.

     To date, the Company has not invested in derivative securities or any other financial instruments that involve a high level of complexity or risk. Management expects that in the future cash in excess of current requirements will be invested in short-term, interest-bearing, investment grade securities.

     At December 31, 1996, the Company had $39.3 million in cash and cash equivalents and $42.7 million of working capital. The Company also had available a $3.0 million revolving line of credit secured by the assets of the Company which expires in April 1997. Borrowings under the credit facility are limited to the lesser of $3.0 million or a percentage of eligible accounts receivable, as defined in the credit agreement. See Note 6 of Notes to Financial Statements.

FACTORS THAT MAY AFFECT FUTURE RESULTS

     Limited Operating History and History of Operating Losses. The Company has only a limited operating history upon which to base an evaluation of its business and prospects. The Company commenced operations in November 1991 and introduced its first automatic service and support product, Win Win, in 1993. The Company introduced the first Windows 95 compatible version of its First Aid product line in September 1995. During 1996, both the Company's net revenues and operating expenses, particularly sales and marketing expenditures, increased rapidly compared to prior periods. From inception to December 31, 1996, the Company generated net revenues of $43.6 million, of which $38.5 million, or 88%, was generated in the year ended December 31, 1996. The Company has incurred net losses in each of the last five fiscal years and for the year ended December 31, 1996, resulting in an accumulated deficit of $9.0 million at December 31, 1996.

In addition, since 1992, the Company's operating expenses have increased significantly as a result of efforts to expand its sales and marketing operations, including international sales, to fund greater levels of product development and to increase its administrative infrastructure. Management believes that it is not more likely than not that the Company will generate future taxable income sufficient to realize the benefits of existing deferred assets as of December 31, 1996. See Note 7 of Notes to Financial Statements for further discussion of income taxes. There can be no assurance that the Company's net revenues will continue to remain at or increase from the level experienced in the year ended December 31, 1996 or that net revenues will not decline. The Company anticipates that in the future it will make significant investments in its operations, particularly to support sales activities, and that as a result, operating expenses will increase significantly. The Company intends to make such investments on an ongoing basis, primarily from cash generated from operations and, to the extent necessary, funds available from the Company's line of credit, as the Company develops and introduces new products and expands into new markets such as international, corporate and OEM markets. If net revenues do not correspondingly increase, the Company is likely to continue to incur net losses and its financial condition will be materially adversely affected. The Company achieved profitability for the first time in the fourth quarter of 1996 and there can be no assurance that the Company will be able to sustain profitability on a quarterly basis or annual basis. Furthermore, operating results for future periods are subject to numerous uncertainties. The Company's prospects must be considered in light of the risks encountered by companies with limited operating histories, particularly companies in new and rapidly evolving markets. In addition, the Company's future operating results will depend upon, among other factors, the demand for the Company's software products, the level of product and price competition, the Company's success in expanding its direct and indirect distribution channels, the Company's success in attracting and retaining motivated and qualified personnel, the ability of the Company to expand its international sales, develop and market new products and product upgrades and manage product transitions, the ability of the Company to control costs, the growth of activity on the Internet and the World Wide Web (the "Web"), and general economic conditions. Many of these factors are beyond the Company's control. If the Company is not successful in addressing such risks, the Company will be materially adversely affected. See "--Potential Fluctuations in Quarterly Results; Seasonality," "-- Product Concentration" and
"-- Developing Market."

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

     Product Concentration. During 1995 and 1996, over 90% of the Company's net revenues were attributable to sales of its First Aid products. The Company anticipates that sales of its First Aid products will account for a substantial majority of its net revenues in 1997. There can be no assurance that net revenues from the First Aid products will continue to grow at historical rates or be sustainable at current levels. The Company's future financial performance will depend in large part on the successful development, introduction and customer acceptance of new product offerings and enhanced versions of the First Aid products. There can be no assurance that Oil Change will generate significant net revenues at any time in the future. Any decline in the demand for First Aid products, failure to achieve market acceptance of upgrades to such products or failure of net revenues derived from such products to meet the Company's expectations, whether as a result of competition, technological change or other factors, would have a material adverse effect on the Company's business, results of operations and financial condition. See
"Business -- Products," and "-- Technology."

     Management of Growth; Dependence on Key Personnel. The Company's business has grown rapidly during the past year and such growth has placed and, if sustained, will continue to place, significant demands on the Company's management and resources. Recently, the Company has significantly increased the scale of its operations to support increased sales volumes and to address critical infrastructure and other requirements. This increase included substantial investments in sales and marketing to support sales activities and the hiring of a number of new employees, which have resulted in higher operating expenses. Between December 1, 1995 and December 31, 1996, the number of Company employees increased from approximately 20 to approximately 130 and the Company currently expects to hire many additional employees during 1997. The Company's ability to manage any future growth, should it occur, will continue to depend upon the successful expansion of its sales, marketing, research and development, customer support and administrative infrastructure and the ongoing implementation and improvement of a variety of internal management systems, procedures and controls. There can be no assurance that the Company will be able to attract, manage and retain additional personnel to support any future growth or will not experience significant problems with respect to any infrastructure expansion or the attempted implementation of systems, procedures and controls. Any failure in one or more of these areas would have a material adverse effect on the Company's business, results of operations and financial condition.

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

     The Company is dependent upon certain of its executive officers and has entered into employment agreements with certain of its executive officers in order to help assure their retention by the Company. However, there can be no assurance that any such employment agreements will provide sufficient incentives for such executive officers to remain with the Company. The Company does not maintain any key person insurance policies on the lives of any of its executive officers. The loss of or inability to retain these key executive officers for any reason could have a material adverse effect upon the Company's business, results of operations and financial condition.

     Competition. The PC software industry is intensely competitive and characterized by short product life cycles and frequent new product introductions. The Company competes with software companies of varying sizes and resources, including McAffee Associates, Inc., Quarterdeck Corporation, Symantec Corp. and others. The Company believes that a number of software companies will be introducing automatic service and support software products in the near future that will compete with the Company's products. The Company expects that potential future competitors may include other software vendors, including Internet software vendors. Many of the Company's existing and potential competitors have substantially greater financial, technical and marketing resources than the Company. Moreover, there are no proprietary barriers to entry that could keep existing and potential competitors from developing similar products or selling competing products in the Company's markets. To the extent that the Company's competitors bundle their software products with leading hardware, application software or operating system vendors, or if one or more of the operating system vendors, such as Microsoft Corporation ("Microsoft"), developed its own technical support software and incorporated such functionality into its products, the Company's business, results of operation and financial condition could be materially adversely affected. There can be no assurance that the Company will be able to compete successfully with existing or potential competitors. Increased competition may result in the loss of shelf space or a reduction in demand or sell-through of the Company's products, any of which could have a material adverse effect on the Company's business, results of operations and financial condition.

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

     The Company's products also compete indirectly against alternative sources of technical support, such as the technical support departments of hardware and software vendors. Additionally, the Internet provides hardware and software vendors with a new medium to offer technical support services. The Company expects that many vendors will provide Internet-based technical support services to support their existing and future products. The availability of these technical support services could materially dilute the value of the Company's products and have a material adverse effect on the Company's market position, business, results of operations and financial condition. See
"Business -- Industry Background."

     In addition, the Company may face increasing pricing pressures from current and future competitors and, accordingly, there can be no assurance that competitive pressures will not require the Company to reduce its prices. Any material reduction in the price of the Company's products would negatively affect the Company's business, results of operations and financial condition, and would require the Company to increase unit sales in order to maintain historic levels of net revenues. There can be no assurance that competitors will not develop products that are superior to the Company's products or that achieve greater market acceptance and thereby negatively affect sales of the Company's products. See "Business -- Distribution and Marketing" and "-- Competition."

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

     Developing Market. The Company's products address the new and rapidly evolving market for automatic service and support software. The market for automatic service and support software products has only recently begun to develop and is characterized by an increasing number of existing and potential market entrants who are in the process of introducing or developing automatic service and support software. As is typical in the case of a new and rapidly evolving market, the demand and market acceptance for recently introduced products are subject to a high level of uncertainty and risk. It is difficult to predict the future growth rate and size of this market. There can be no assurance that the market for the Company's products will develop, that demand for the Company's products or for automatic service and support software products in general will increase or that the rate of growth of this demand will be sustainable or will not decrease. The Company's ability to develop and successfully market additional products depends substantially on the acceptance of automatic service and support software by individual and corporate users as an effective means of addressing their technical support requirements. If the market fails to develop, develops more slowly than expected or becomes saturated with competitors, or if the Company's products do not achieve or sustain market acceptance, the Company's business, results of operations and financial condition will be materially adversely affected. "Business -- Industry Background" and "Business -- Products."

     New Product Development and Technological Change. Substantially all of the Company's net revenues have been derived, and substantially all of the Company's future net revenues are expected to be derived, from the sale of its automatic service and support software products. The market for automatic service and support software products is characterized by rapid technological advances, evolving industry standards in computer hardware and software technology and frequent new product introductions and enhancements. The Company's products must be continually updated to address the new and evolving technical support requirements of third-party hardware and software. Failure to anticipate technical difficulties that arise from use of these third-party products and incorporate solutions to such difficulties into the Company's products would have a material adverse effect on continued market acceptance of the Company's products. The Company's ability to design, develop, test and support on a timely basis new software products, updates and enhancements that respond to technological developments and emerging industry standards is critical to the Company's future success. There can be no assurance that the Company will be successful in such efforts or that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of new products and enhancements, or that its new products, upgrades and enhancements will adequately meet the requirements of the marketplace and achieve market acceptance. The introduction of new products, upgrades or enhanced versions of existing products is subject to the risk of development delays due to resource constraints, technological change and other reasons. If the Company is unable to develop on a timely basis new software products, upgrades or enhancements to existing products or if such new products, upgrades or enhancements do not achieve market acceptance, the Company's business, results of operations and financial condition would be materially adversely affected. See "Business -- Products," "-- Technology" and "-- Product Development."

     The Company currently employs software engineers in India on a work-for-hire basis. These engineers are primarily responsible for updating the Company's knowledge bases for current applications and upgrades. Certain of these engineers are responsible for adapting the Company's First Aid products to Windows NT. Any loss of the services of these engineers due to political or economic instability or for any other reason could adversely affect the Company's product development efforts and thereby could materially adversely affect the Company's business, results of operations and financial condition. See "Business -- Product Development."

     Dependence on Distribution Channels. The Company currently sells its First Aid products primarily through distributors for resale to the retail channel and through direct mail. Sales to such distributors and sales through direct mail accounted for approximately 70% and 30%, respectively, of the Company's net revenues in the year ended December 31 1996. Sales from direct mail have historically operated at lower profitability levels than sales from distributors. Accordingly, quarterly shifts in the mix of sales through distributors and through direct mail could cause fluctuations in the Company's profitability. There can be no assurance that the mix or relative profitability of such sales will remain at current levels in the future. The Company is evaluating the use of alternative distribution channels for its products and began distributing Oil Change through the Internet in October 1996.

     Sales to a limited number of distributors have constituted and are expected to continue to constitute a substantial portion of the Company's net revenues. Sales to the Company's top three distributors, Navarre Corporation ("Navarre"), Ingram Micro, Inc. ("Ingram Micro") and Micro Central, Inc. ("Micro Central"), accounted for approximately 25%, 25% and 9%, respectively, of the Company's net revenues in the year ended December 31, 1996. The loss of, or reduction in, orders from any of these distributors could have a material adverse effect on the Company's business, results of operations and financial condition. Historically, margins for distributors in the PC software industry have been low, competition has been intense and distributors have relied on timely payments from their customers. In September 1996, NeoStar Retail Group, Inc. ("NeoStar"), a major PC software retailer and a reseller of the Company's products, filed for Chapter 11 bankruptcy protection. In the event that NeoStar is unable to come to a satisfactory resolution with its creditors, it may cause financial difficulties for one or more PC software distributors, including those of the Company. Financial difficulties of any distributors could render the Company's associated accounts receivable uncollectible, which could have a material adverse effect on the Company's business, results of operations and financial condition. In addition, any special distribution arrangements or product pricing arrangements that the Company may implement for strategic purposes in one or more of its distribution channels could materially adversely affect its margins.

     The distribution channels through which consumer software products are sold have been characterized by rapid change, including consolidations and financial difficulties of certain distributors and retailers and the emergence of new retailers such as general mass merchandisers. In addition, due to an increase in the number of software applications, there are an increasing number of companies competing for access to these channels. Retailers of the Company's products typically have a limited amount of shelf space and promotional resources, and there is intense competition for high quality and adequate levels of shelf space and promotional support from the retailers. The Company believes this competition for shelf space will increase in the near term as competitors introduce new automatic service and support software. There can be no assurance that retailers will continue to purchase the Company's products or provide the Company's products with adequate levels of shelf space and promotional support, the lack of which would have a material adverse effect on the Company's business, results of operations and financial condition. See
"Business -- Distribution and Marketing."

     Risk of Product Returns. The Company's business includes a substantial risk of product returns from distributors, retailers and end users, either through the exercise of contractual return rights or as a result of the Company's policy of assisting customers in balancing and updating inventories. Individual end users may return products within 60 days of the date of purchase for a full refund. Most retailers, distributors and end users also have the ability to return products for a full refund. In addition, competitors' promotional or other activities could cause returns to increase sharply at any time. Further, the rate of product returns could increase if general mass merchandisers become a larger percentage of the Company's business or other changes in the Company's distribution channel occur. Large shipments in anticipation of unrealized demand can lead to overstocking by the Company's distributors or retailers and result in substantial product returns. In addition, the inventory transition resulting from the introduction of product upgrades, including First Aid 97 could result in an increased level of returns for prior versions. Furthermore, the risk of product returns will increase if demand for the Company's products declines.

     Although the Company establishes reserves based on estimated future returns of products, taking into account promotional activities, the timing of new product introductions, distributor and retailer inventories of the Company's products and other factors, there can be no assurance that actual levels of returns will not significantly exceed amounts anticipated by the Company. In addition, the Company provides price protection to its distributors in the event the Company reduces its prices. While to date, the number of products returned to the Company has been immaterial, there can be no assurance that the number of returns will not significantly increase in the future. Any material increase in the level of returns could materially adversely affect the Company's business, results of operations and financial condition. See "Business -- Distribution and Marketing."

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

     If use of the Internet does not continue to grow, if the Internet infrastructure does not effectively support customer demand or if hardware and software vendors do not continue to post updates and patches on the Internet, the Company's business, results of operations and financial condition could be materially adversely affected. If users fail to accept Oil Change as a technical support solution, the Company may have to expend significant resources to educate users and create demand for Oil Change. See "Business -- Products," "-- Technology" and "-- Distribution and Marketing."

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

     While the Company's international sales were insignificant prior to 1996, international sales increased in 1996 and the Company continues to devote substantial resources in an effort to expand the international distribution of its products. The laws of some foreign countries either do not protect the Company's proprietary rights or offer only limited protection for those rights. The Company has not registered its copyrights in any foreign countries. While in most foreign countries registration is not required in order to receive copyright protection, the ability to bring an enforcement action and obtain certain remedies depends on compliance with that country's copyright laws. Consequently, the Company's failure to register its copyrights abroad may make enforcement of these rights more difficult or reduce the available remedies in any enforcement action. In addition, the Company has not to date pursued foreign registration of its trademarks due to the significant costs involved and, as a result, the Company may not be able to prevent a third party from using its trademarks in many foreign jurisdictions. See "Business -- Proprietary Rights."

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

     Risks Associated With Global Operations. Prior to 1996, the Company has derived less than 5% of its total net revenues in each year from sales to customers outside of the United States. During 1996, approximately 10% of total net revenues were from sales to customers outside of the United States. The Company is expanding its sales operations outside of the United States which will require significant management attention and financial resources. The Company's ability to expand its product sales internationally is dependent on the successful development of localized versions of the Company's products, acceptance of such products and the acceptance of the Internet internationally. The Company expects to commit significant resources to customizing its products for selected international markets and to developing international sales and support channels. The Company's First Aid products rely on a knowledge base that contains detailed information based on specific English language versions of third-party hardware and software applications. This knowledge base must be recreated for each foreign language version that is developed to support foreign releases of such products, many of which have been modified from their United States releases. There can be no assurance that this task can be completed in a timely or cost-effective manner or that enough products can be supported to ensure customer acceptance. The Company believes that successful execution of a global strategy is critical to maintaining its current market position and competitive advantage. Failure to successfully expand its products to international markets could cause the Company to lose business to global competitors or prevent the development of strategic relationships with global hardware and software vendors. See "Business -- Distribution and Marketing."

     International operations are subject to a number of risks, including costs of customizing products for foreign countries, dependence on independent resellers, multiple and conflicting regulations regarding communications, use of data and control of Internet access, longer payment cycles, unexpected changes in regulatory requirements, import and export restrictions and tariffs, difficulties in staffing and managing foreign operations, greater difficulty or delay in accounts receivable collection, potentially adverse tax consequences, the burdens of complying with a variety of foreign laws, the impact of possible recessionary environments in economies outside the United States and political and economic instability. Furthermore, the Company's export sales are currently denominated predominantly in United States dollars. An increase in the value of the United States dollar relative to foreign currencies could make the Company's products more expensive and, therefore, potentially less competitive in foreign markets. If the Company increases its international sales, its net revenues may also be affected to a greater extent by seasonal fluctuations resulting from lower sales that typically occur during the summer months in Europe and other parts of the world. See "Business -- Distribution and Marketing."

     Reliance on Outside Resources. The Company relies upon independent contractors to perform a number of tasks, including product duplication and packaging, reproduction of manuals and brochures and order fulfillment. The Company depends on these outside parties to perform such functions to the Company's specifications and quality standards. The Company currently does not have long-term agreements with any of these outside parties. The Company also employs software engineers in India on a work-for-hire basis to assist in its product development efforts. Although the Company believes that alternative resources exist or can be obtained, a disruption of the Company's relationship with any of these outside parties or the failure of these outside parties to continue to provide quality supplies and services on a timely basis could materially adversely affect the Company's business, results of operations and financial condition. See "Business -- Product Development" and "-- Operations."

     Volatility of Stock Price. The trading price of the Company's Common Stock has been subject to wide fluctuations in response to a variety of factors since the Company's initial public offering in October 1996, including quarterly variations in operating results, announcements of technological innovations or new products by the Company or its competitors, developments in patents or other intellectual property rights, general conditions in the software industry, revised earning estimates, comments or recommendations issued by analysts who follow the Company, its competitors or the software industry and general economic and market conditions. Additionally, the stock market in general, and the market for technology stocks in particular, have experienced extreme price volatility in recent years. Volatility in price and volume has had a substantial effect on the market prices of many technology companies for reasons unrelated or disproportionate to the operating performance of such companies. These broad market fluctuations could have a significant impact on the market price of the Common Stock. See Item 5. Market for Registrant's Common Equity and Related Stockholder Matters-Market Information for Common Equity.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors

CyberMedia, Inc.:

     We have audited the accompanying balance sheets of CyberMedia, Inc. as of December 31, 1996 and 1995 and the related statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CyberMedia, Inc. as of December 31, 1996 and 1995 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1996 in conformity with generally accepted accounting principles.
                                               /s/ KPMG PEAT MARWICK LLP

                                          --------------------------------------

Long Beach, California
February 21, 1997

                                CYBERMEDIA, INC

                                 BALANCE SHEETS

                                                                            DECEMBER 31,
                                                                      -------------------------
                                                                         1995          1996
                                                                      -----------   -----------
                                            ASSETS
CURRENT ASSETS:
Cash and cash equivalents...........................................  $ 2,050,000   $39,322,000
Trade accounts receivable, net......................................    1,182,000    12,318,000
Inventory...........................................................      412,000     2,365,000
Prepaid expenses....................................................      111,000     1,270,000
Other current assets................................................       10,000       185,000
                                                                      -----------   -----------
     Total current assets...........................................    3,765,000    55,460,000
Furniture, fixtures and equipment, net..............................       90,000       990,000
                                                                      -----------   -----------
                                                                      $ 3,855,000   $56,450,000
                                                                      ===========   ===========
                             LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                            DECEMBER 31,
                                                                         1995          1996
                                                                      -----------   -----------
CURRENT LIABILITIES:
Current installments of capital lease obligations...................  $     8,000   $    45,000
Accounts payable....................................................    1,620,000     7,004,000
Accrued expenses....................................................      419,000     1,247,000
Unearned revenues...................................................      677,000     4,024,000
Grant payable.......................................................      607,000       413,000
                                                                      -----------   -----------
     Total current liabilities......................................    3,331,000    12,733,000
Note payable, non-current...........................................      500,000            --
Capital lease obligation, less current installments.................       17,000        49,000
                                                                      -----------   -----------
     Total liabilities..............................................    3,848,000    12,782,000
Commitments and contingencies
STOCKHOLDERS' EQUITY:
Undesignated Preferred Stock, $0.01 par value. Authorized 2,000,000
  shares; no shares issued and outstanding in 1995 and 1996.........           --            --
Series A Preferred Stock, $0.01 par value. Authorized 4,726,129
  shares; issued and outstanding 2,959,658 shares in 1995...........       30,000            --
Series B Preferred Stock, $0.01 par value. Authorized 6,442,858
  shares; issued and outstanding 6,371,429 shares in 1995...........       64,000            --
Common Stock, $0.01 par value. Authorized 50,000,000 shares; issued and outstanding 1,222,500 shares in 1995 and 11,825,354 shares in
  1996..............................................................       13,000       119,000
Additional paid-in capital..........................................    5,451,000    52,583,000
Accumulated deficit.................................................   (5,551,000)   (9,034,000)
                                                                      -----------   -----------
     Total stockholders' equity.....................................        7,000    43,668,000
                                                                      -----------   -----------
                                                                      $ 3,855,000   $56,450,000
                                                                      ===========   ===========

   The accompanying notes are an integral part of these financial statements.

                                CYBERMEDIA, INC.

                            STATEMENTS OF OPERATIONS

                                                                YEAR ENDED DECEMBER 31,
                                                      -------------------------------------------
                                                         1994            1995            1996
                                                      -----------     -----------     -----------
Net revenues........................................  $   241,000     $ 4,797,000     $38,524,000
Cost of revenues....................................      106,000       2,103,000      11,991,000
                                                      -----------     -----------     -----------
     Gross profit...................................      135,000       2,694,000      26,533,000
                                                      -----------     -----------     -----------

Research and development............................      544,000         964,000       3,300,000
Sales and marketing.................................      439,000       4,036,000      24,125,000
General and administrative..........................      247,000         987,000       2,941,000
                                                      -----------     -----------     -----------
                                                        1,230,000       5,987,000      30,366,000

     Loss from operations...........................   (1,095,000)     (3,293,000)     (3,833,000)
Interest income.....................................           --          22,000         420,000
Interest expense....................................      (19,000)        (80,000)        (69,000)
                                                      -----------     -----------     -----------
     Loss before income taxes.......................  $(1,114,000)    $(3,351,000)    $(3,482,000)
Income tax expense..................................        1,000           1,000           1,000
                                                      -----------     -----------     -----------
     Net loss.......................................  $(1,115,000)    $(3,352,000)    $(3,483,000)
                                                      ===========     ===========     ===========

     Net loss per share.............................  $      (.14)    $      (.43)    $      (.42)
                                                      ===========     ===========     ===========
Weighted average common stock and common stock
  equivalents outstanding...........................    7,839,000       7,855,000       8,231,000
                                                      ===========     ===========     ===========

   The accompanying notes are an integral part of these financial statements.

                                CYBERMEDIA, INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                        SERIES A PREFERRED     SERIES B PREFERRED     SERIES C PREFERRED
                                              STOCK                  STOCK                  STOCK               COMMON STOCK
                                       --------------------   --------------------   --------------------   --------------------
                                         SHARES     AMOUNT      SHARES     AMOUNT      SHARES     AMOUNT      SHARES     AMOUNT
                                       -----------  -------   ----------   -------   ----------   -------   ----------   -------
Balance at December 31, 1993.........    1,192,232  12,000            --       --            --       --     1,172,500   12,000
Conversion of notes payable into
  Series A Preferred Stock...........      781,428   8,000            --       --            --       --            --       --
Issuance of Series A Preferred Stock
  in exchange for cash...............      843,141   8,000            --       --            --       --            --       --
Net loss.............................           --      --            --       --            --       --            --       --
                                        ----------  -------   ----------   -------   ----------   -------   ----------   -------
Balance at December 31, 1994.........    2,816,801  28,000            --       --            --       --     1,172,500   12,000
Issuance of Series A Preferred Stock
  in exchange for cash...............      142,857   2,000            --       --            --       --            --       --
Issuance of Common Stock upon
  exercise of stock options..........           --      --            --       --            --       --        50,000    1,000
Conversion of notes payable into
  Series B Preferred Stock...........           --      --       635,714    6,000            --       --            --       --
Issuance of Series B Preferred Stock
  in exchange for cash...............           --      --     5,735,715   58,000            --       --            --       --
Net loss.............................           --      --            --       --            --       --            --       --
                                        ----------  -------   ----------   -------   ----------   -------   ----------   -------
Balance at December 31, 1995.........    2,959,658  30,000     6,371,429   64,000            --       --     1,222,500   13,000
Issuance of Series C Preferred Stock
  in exchange for cash...............           --      --            --       --     1,666,667   17,000            --       --
Issuance of Common Stock upon
  exercise of stock options and
  warrants...........................           --      --            --       --            --       --     2,228,977   22,000
Issuance of Common Stock upon
  Conversion of Series A, B and C
  Preferred Stock....................  (2,959,658)  (30,000)  (6,371,429)  (64,000)  (1,666,667)  (17,000)   5,498,877   55,000
Issuance of Common Stock upon initial
  public offering, net of
  underwriting discounts and offering
  costs of $4,444,000................           --      --            --       --            --       --     2,875,000   29,000
Net loss.............................           --      --            --       --            --       --            --       --
                                        ----------  -------   ----------   -------   ----------   -------   ----------   -------
Balance at December 31, 1996.........           --      --            --       --            --       --    11,825,354   119,000
                                        ==========  =======   ==========   =======   ==========   =======   ==========   =======


                                       ADDITIONAL                 STOCKHOLDERS'
                                        PAID-IN     ACCUMULATED      EQUITY
                                        CAPITAL       DEFICIT     (DEFICIENCY)
                                       ----------   -----------   -------------
Balance at December 31, 1993.........     450,000   (1,084,000)       (610,000)
Conversion of notes payable into
  Series A Preferred Stock...........     267,000           --         275,000
Issuance of Series A Preferred Stock
  in exchange for cash...............     287,000           --         295,000
Net loss.............................          --   (1,115,000)     (1,115,000)
                                       ----------   ----------      ----------
Balance at December 31, 1994.........   1,004,000   (2,199,000)     (1,155,000)
Issuance of Series A Preferred Stock
  in exchange for cash...............      48,000           --          50,000
Issuance of Common Stock upon
  exercise of stock options..........       2,000           --           3,000
Conversion of notes payable into
  Series B Preferred Stock...........     439,000           --         445,000
Issuance of Series B Preferred Stock
  in exchange for cash...............   3,958,000           --       4,016,000
Net loss.............................          --   (3,352,000)     (3,352,000)
                                       ----------   ----------      ----------
Balance at December 31, 1995.........   5,451,000   (5,551,000)          7,000
Issuance of Series C Preferred Stock
  in exchange for cash...............   4,983,000           --       5,000,000
Issuance of Common Stock upon
  exercise of stock options and
  warrants...........................     566,000           --         588,000
Issuance of Common Stock upon
  Conversion of Series A, B and C
  Preferred Stock....................      56,000           --              --
Issuance of Common Stock upon initial
  public offering, net of
  underwriting discounts and offering
  costs of $4,444,000................  41,527,000           --      41,556,000
Net loss.............................          --   (3,483,000)     (3,483,000)
                                       ----------   ----------      ----------
Balance at December 31, 1996.........  52,583,000   (9,034,000)     43,668,000
                                       ==========   ==========      ==========

   The accompanying notes are an integral part of these financial statements.

                                CYBERMEDIA, INC.

                            STATEMENTS OF CASH FLOWS

                                                                         YEAR ENDED DECEMBER 31,
                                                               --------------------------------------------
                                                                  1994            1995             1996
                                                               -----------     -----------     ------------
Cash flow from operating activities:
  Net loss...................................................  $(1,115,000)    $(3,352,000)    $ (3,483,000)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
  Depreciation...............................................        9,000          19,000          237,000
  Royalty expense (adjustment)...............................       13,000         276,000         (194,000)
Changes in assets and liabilities:
  Trade accounts receivable, net.............................      (39,000)     (1,143,000)     (11,136,000)
  Inventory..................................................       (5,000)       (407,000)      (1,953,000)
  Prepaid expenses...........................................      (27,000)        (84,000)      (1,159,000)
  Other current assets.......................................           --         (10,000)        (175,000)
  Accounts payable...........................................      258,000       1,362,000        5,384,000
  Accrued expenses...........................................      111,000         189,000          828,000
  Unearned revenues..........................................           --         677,000        3,347,000
Other liabilities............................................           --         (25,000)              --
                                                               -----------     -----------     ------------
         Net cash used in operating activities...............     (795,000)     (2,498,000)      (8,304,000)
Cash flows used in investing activities -- purchase of
  furniture, fixtures and equipment..........................      (13,000)        (67,000)      (1,043,000)
Cash flows from financing activities:
  Proceeds from the issuance of Series A Preferred Stock.....      295,000          50,000               --
  Proceeds from the issuance of Series B Preferred Stock.....           --       4,016,000               --
  Proceeds from the issuance of Series C Preferred Stock.....           --              --        5,000,000
  Proceeds from notes to shareholders........................       71,000              --               --
  Payments of capital lease obligations......................           --          (1,000)         (25,000)
  Proceeds from the issuance of Common Stock upon exercise of
    stock options and warrants...............................           --           3,000          588,000
  Proceeds from (repayments of) note payable.................      500,000         445,000         (500,000)
  Proceeds from the issuance of Common Stock upon initial
    public offering..........................................           --              --       41,556,000
  Proceeds from the receipt of grant.........................       30,000              --               --
                                                               -----------     -----------     ------------
         Net cash provided by financing activities...........      896,000       4,513,000       46,619,000
                                                               -----------     -----------     ------------
         Net increase in cash and cash equivalents...........       88,000       1,948,000       37,272,000
Cash and cash equivalents at beginning of year...............       14,000         102,000        2,050,000
                                                               -----------     -----------     ------------
Cash and cash equivalents at end of year.....................  $   102,000     $ 2,050,000     $ 39,322,000
                                                               -----------     -----------     ------------
Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest.................................................  $        --     $    80,000     $     69,000
    Income taxes.............................................  $     1,000     $     1,000     $    440,000
Supplemental disclosure of noncash investing and financing
  activities.................................................
  Conversion of notes payable to stockholders into Series A
    Preferred Stock..........................................  $   275,000     $        --     $         --
  Conversions of notes payable into Series B Preferred
    Stock....................................................  $        --     $   445,000     $         --
  Acquisition of equipment through capital lease
    agreements...............................................  $        --     $    26,000     $     94,000

   The accompanying notes are an integral part of these financial statements.

                                CYBERMEDIA, INC.

                         NOTES TO FINANCIAL STATEMENTS

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization

     CyberMedia, Inc. (the "Company"), a Delaware corporation, develops and markets software products that provide automatic service and support to PC users in the Windows environment. Products are principally sold to distributors and directly to consumers. In addition, the Company's products are sold directly to catalog companies throughout the United States and Canada. The Company also markets its products internationally through distribution and licensing agreements, and during 1996, approximately 10% of the Company's net revenues were from international sales. Prior to 1996, international sales were less than 5% of net revenues.

  Cash Equivalents

     The Company considers all highly liquid investments having original maturities of three months or less to be cash equivalents.

  Inventory

     Inventory, consisting of software product and related packaging materials, is stated at the lower of cost (first-in, first-out method) or market. Inventory is shown net of valuation allowances of $430,000 at December 31, 1996.

  Unearned Revenues

     The Company offers customers update rights for certain products at no additional cost. As a result, ratable revenue recognition is appropriate for a portion of the license fees for such products. Accordingly, unearned revenues on the accompanying balance sheets represent Internet and other product updates and other unspecified future support commitments which will be recognized ratably over the estimated update periods.

  Revenue Recognition

     Revenues are generated from sales of software to distributors, resellers and end-users and are recognized upon shipment of products, net of provisions for estimated future returns and price protection, provided that no significant vendor obligations remain and collection of accounts receivable is deemed to be probable. On sales of products having remaining vendor obligations, a portion of related revenue is deferred based upon the relative retail value of future obligations and recognized ratably over the estimated period for which obligations exist, generally one year from the date of sale.

     The Company provides routine telephone customer support as an accommodation to purchasers of its products for a limited time. Costs associated with such post-sale customer support were immaterial.

  Revenue Related Allowances

     Allowances for sales returns and doubtful accounts are established based upon historical experience and management's estimates as shipments are made. The allowance for sales returns and doubtful accounts aggregated $767,000 and $1,523,000 at December 31, 1995 and 1996, respectively, and is shown as a reduction of accounts receivable on the accompanying balance sheets. The allowance for sales returns includes the Company's estimation of costs related to its price protection policy. Such costs have historically been immaterial.

                                CYBERMEDIA, INC.

  Research and Development

     Costs relating to designing, developing and testing new software products are expensed as research and development as incurred. Although costs incurred subsequent to establishing technological feasibility of software products are permitted capitalization pursuant to Statement of Financial Accounting Standards ("SFAS") No. 86 (Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed), the Company has not capitalized any software development costs since the impact to the financial statements for all periods presented has been immaterial.

  Depreciation and Amortization

     Furniture, fixtures and equipment are stated at cost. Depreciation of furniture, fixtures and equipment is calculated on the straight-line depreciation method over the estimated useful lives as follows:

        Computer equipment and purchased software...  3 years
        Office furniture and equipment..............
                                                      4 years
        Assets under capital lease..................
                                                      Shorter of lease term or the
                                                      estimated useful life of the asset

  Income Taxes

     The Company accounts for income taxes using SFAS No. 109 "Accounting for Income Taxes." Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

  Computation of Net Loss per Share

     Net loss per share of Common Stock and Common Stock equivalents has been computed using the weighted average number of shares of Common Stock and Common Stock equivalents outstanding using the treasury stock method and is summarized as follows:

                                                                   YEAR ENDED DECEMBER 31,
                                                            -------------------------------------
                                                              1994          1995          1996
                                                            ---------     ---------     ---------
Weighted average shares of Common Stock outstanding.......  2,445,000     2,461,000     4,274,000
Weighted average shares of Common Stock equivalents.......  5,394,000     5,394,000     3,957,000
                                                            ---------     ---------     ---------
Shares used in net loss per share calculation.............  7,839,000     7,855,000     8,231,000
                                                            =========     =========     =========

     Pursuant to the requirements of the Securities and Exchange Commission, Common Stock, stock options, warrants and Convertible Preferred Stock issued by the Company during the twelve months immediately preceding the initial public offering date have been included in the calculation of the weighted average shares outstanding for all periods presented using the treasury stock method based on the initial public offering price for stock options and warrants and using the if converted method for Convertible Preferred Stock. Accordingly, weighted average Common Stock outstanding includes 1,272,000 shares of Common Stock issued during 1996 shown as outstanding for all periods presented. In addition, weighted average Common Stock equivalents outstanding includes 1,375,000 Common Stock equivalents for Common Stock options and warrants issued during 1995 and 1996 and 4,019,000 shares assumed to be issued upon the

                                CYBERMEDIA, INC.

conversion of the Series B and Series C Preferred Stock into Common Stock, shown as outstanding for all periods presented, except for the 1996 year where such equivalents are only outstanding through the initial public offering date.

  Financial Instruments

     The Financial Accounting Standards Board's SFAS No. 107 (Disclosures about Fair Value of Financial Instruments) defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The Company's carrying value of cash equivalents, accounts receivable, accounts payable, accrued expenses, grant payable, capital lease obligations and notes payable approximates fair value because the instrument has a short-term maturity or because the applicable interest rates are comparable to current borrowing rates.

  Long-Lived Assets

     The Company adopted the provisions SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," on January 1, 1996. This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Adoption of this Statement did not have a material impact on the Company's financial position, results of operations or liquidity.

  Accounting for Stock Options

     Prior to January 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted SFAS No. 123. Accounting for Stock-Based Compensation, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

  Use of Estimates

     Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

                                CYBERMEDIA, INC.

(2)  FURNITURE, FIXTURES AND EQUIPMENT

     Furniture, fixtures and equipment, stated at cost, are summarized as follows:

                                                                DECEMBER 31,
                                                    ------------------------------------
                                                      1994         1995          1996
                                                    --------     --------     ----------
        Office furniture and equipment............  $  4,000     $  3,000     $  348,000
        Computer equipment and purchased
          software................................    37,000      131,000        923,000
                                                    --------     --------     ----------
                                                      41,000      134,000      1,271,000
        Less accumulated depreciation.............   (25,000)     (44,000)      (281,000)
                                                    --------     --------     ----------
                                                    $ 16,000     $ 90,000     $  990,000
                                                    ========     ========     ==========

     Assets acquired under capitalized leases, which are principally included in computer equipment above, at December 31, 1995 and 1996 aggregated $26,000 and $168,000, respectively. Accumulated depreciation related to these assets aggregated $1,000 and $57,000 at December 31, 1995 and 1996, respectively.

(3)  ACCRUED EXPENSES

     Accrued expenses consist of the following:

                                                                DECEMBER 31,
                                                    ------------------------------------
                                                      1994         1995          1996
                                                    --------     --------     ----------
        Accrued compensation and related
          expenses................................  $213,000     $268,000     $  563,000
        Accrued IPO related expenses..............        --           --     $  419,000
        Other.....................................    17,000      151,000        265,000
                                                    --------     --------     ----------
                                                    $230,000     $419,000     $1,247,000
                                                    ========     ========     ==========

(4)  GRANT PAYABLE

     In August 1992, the Company received a grant under the Program for the Advancement of Commercial Technology Provided by the United States Agency for International Development and administered by the Industrial Credit and Investment Corporation of India Limited ("ICICI"). As of December 31, 1994, the Company had received $318,000 which had been allocated to the Company, concurrent with the development of its products. Under the terms of the agreement, the Company repays the grant at a rate of 250% of the amount of grant received, or $795,000, through royalties based on 5% of product sales, as defined. The agreement provides that in the event expected future revenue generated from the exploitation of certain technology specified in the agreement does not meet such expectation, the Company will repay the grant at an amount less than $795,000. The Company accrued royalty expense related to this grant of $276,000 during the year ended December 31, 1995. During the year ended December 31, 1996, the Company has reduced the royalty amount accrued to $95,000, representing the total royalty amount the Company expects to pay in addition to the original grant amount of $318,000.

(5)  NOTE PAYABLE

     At December 31, 1995, the Company had a note payable to ICICI, bearing interest at the U.S. prime rate plus 2.25%, with principal payable in equal quarterly installments of $50,000 plus interest from January 1997 through April 1999. To secure the loan, certain directors and founders of the Company provided personal guarantees for the total loan amount. In consideration for the personal guarantees, the guarantors received warrants to purchase up to an aggregate of 900,000 shares of the Company's Series A Preferred Stock at an

                                CYBERMEDIA, INC.

exercise price of $0.35 per share. As of December 31, 1996, the Company repaid the total obligation of $500,000 in full.

(6)  NOTES PAYABLE TO BANK

     The Company has a revolving line of credit of $3,000,000 based on eligible accounts receivable. The line of credit bears interest at the prime rate (8.25% per annum at December 31, 1996) plus 1% and expires in April 1997. As of December 31, 1996, the Company had no outstanding borrowings on the revolving line of credit. The line of credit is collateralized by all assets of the Company. The Company is restricted under the revolving line of credit from declaring or paying a dividend on any of its capital stock without bank consent.

(7)  INCOME TAXES

     The provision for income taxes, all current, for the years ended December 31, 1994, 1995 and 1996 consists solely of the annual minimum California franchise tax of approximately $1,000.

     The provision for income taxes differs from the expected tax benefit computed by applying the federal corporate tax rate of 34% to loss before income taxes principally due to the effect of net operating loss carryforwards.

     The tax effects of temporary differences that give rise to significant portions of deferred tax assets are summarized as follows:

                                                                   DECEMBER 31,
                                                            ---------------------------
                                                               1995            1996
                                                            -----------     -----------
        Deferred tax assets:
          Allowances......................................  $   307,000     $   474,000
          Accrued expenses................................       32,000         140,000
          Unearned revenues...............................      243,000       1,333,000
          Grant payable...................................      127,000        (127,000)
          Net operating losses............................    1,506,000       1,124,000
          Other...........................................           --          47,000
                                                            -----------     -----------
             Total gross deferred tax assets..............    2,215,000       2,991,000
             Less valuation allowance.....................   (2,215,000)     (2,991,000)
                                                            -----------     -----------
          Net deferred tax assets.........................  $        --     $        --
                                                            ===========     ===========

     The net change in the valuation allowance for the years ended December 31, 1994, 1995 and 1996 was an increase of $446,000, $1,359,000 and $776,000, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers projected future taxable income and tax planning strategies in making this assessment. Based on the level of historical taxable income and projections for future taxable income over the periods in which the level of deferred tax assets are deductible, management believes that it is not more likely than not that the Company will realize the benefits of these deductible differences at December 31, 1995 and December 31, 1996. Accordingly, a valuation allowance has been provided for the total gross deferred tax assets.

                                CYBERMEDIA, INC.

     The Company had available at December 31, 1996 approximately $3,070,000 of net operating losses to offset future Federal taxable income that expire beginning in the year 2006. Use of these net operating losses will be limited under rules governing changes in ownership of the Company. These rules restrict the amount of the net operating loss carryforwards which may be used in a particular year. The maximum amount of net operating loss carryforwards which are available on an annual basis for use subsequent to the year ended December 31, 1996 is approximately $214,000.

(8)  STOCKHOLDERS' EQUITY

  Preferred Stock

     During 1994, the Company issued 843,141 shares of Series A Preferred Stock for cash consideration and issued 781,428 shares of Series A Preferred Stock upon conversion of certain notes payable.

     During 1995, the Company issued 5,735,715 shares of Series B Preferred Stock for cash consideration and issued 635,714 shares of Series B Preferred Stock upon conversion of certain notes payable. The Company also issued 142,857 shares of Series A Preferred Stock for cash consideration in 1995.

     During July 1996, the Company issued 1,666,667 shares of Series C Preferred Stock at a price of $3.00 per share, convertible into approximately 833,334 shares of Common Stock.

     During October 1996, upon the closing of the initial public offering, all of the shares of Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock were converted to 1,479,829, 3,185,714 and 833,334 shares of Common Stock, respectively.

     No dividends were declared during the years ended December 31, 1994, 1995 and 1996. Furthermore, the Company is restricted under the revolving line of credit from declaring or paying any dividend on any of its capital stock without bank consent.

     Upon the closing of the initial public offering, the Company was authorized to issue 2,000,000 shares of Undesignated Preferred Stock.

  Common Stock

     During the year ended December 31, 1995, an option holder exercised stock options to purchase 50,000 shares of Common Stock at an exercise price of $0.05 per share.

     During the year ended December 31, 1996, certain option and warrant holders exercised stock options and warrants to purchase 2,228,977 shares of Common Stock at exercise prices ranging from $0.08 to $1.20 per share.

     During October 1996, upon the closing of the initial public offering, all of the Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock were converted to 1,479,829, 3,185,714 and 833,334 shares of Common Stock, respectively.

     During July 1996, the Board of Directors approved a one-for-two reverse stock split of the Company's Common Stock. Accordingly, all references to the number of shares authorized, issued and outstanding and per share information for all periods presented have been adjusted to give effect to the aforementioned reverse stock split. The reverse stock split became effective during August 1996.

     During October 1996, the Board of Directors approved the increase in the authorized number of shares of Common Stock from 10,833,334 to 50,000,000.

     During October 1996, the Company completed an initial public offering of its Common Stock whereby 2,500,000 shares were issued at $16 per share resulting in net proceeds of approximately $37,200,000, after underwriting discounts and commissions and before other expenses of the offering of $1,224,000. Additionally,

                                CYBERMEDIA, INC.

375,000 shares for the underwriter's overallotment were issued at $16 per share resulting in net proceeds of approximately $5,580,000, after underwriter discounts and commissions.

  Stock Warrants

     During the years ended December 31, 1994 and 1995, the Company issued warrants for the purchase of a total of 1,766,471 shares of Series A Preferred Stock at exercise prices ranging from $0.35 to $0.70 per share. No value was ascribed to the warrants because management was of the opinion that the impact of any such value is negligible to the accompanying financial statements. These warrants were exercised and converted into 866,152 shares of Common Stock during the year ended December 31, 1996.

     The Company issued warrants for the purchase of 49,644 shares of Common Stock at $1.40 per share during the year ended December 31, 1995 and issued warrants for the purchase of 70,667 shares of Common Stock at an exercise price of $4.50 per share during the year ended December 31, 1996. No value was ascribed to the warrants because management was of the opinion that the impact of any such value is negligible to the accompanying financial statements. Warrants for the purchase of 50,643 shares of Common Stock were exercised during the year ended December 31, 1996, resulting in the issuance of 46,933 shares of Common Stock. As a result, warrants for the purchase of 69,668 shares of Common Stock were outstanding at December 31, 1996.

(9)  STOCK OPTIONS

     The Company has a 1992 Stock Plan and an Amended 1993 Stock Plan in which various options have been issued which allow the option holder to purchase shares of the Company's Common Stock at fair market value. Options granted vest immediately or over periods as determined by the Company's Board of Directors, generally four years. During August 1996, the Company's Board of Directors approved the increase in the number of shares of Common Stock reserved under the Amended 1993 Stock Plan to 3,902,000. Stock option activity under the plans is summarized as follows:

                                                          YEAR ENDED DECEMBER 31,
                                 -------------------------------------------------------------------------
                                          1994                     1995                     1996
                                 ----------------------   ----------------------   -----------------------
                                              WEIGHTED-                WEIGHTED-                 WEIGHTED-
                                               AVERAGE                  AVERAGE                   AVERAGE
                                              EXERCISE                 EXERCISE                  EXERCISE
                                   SHARES       PRICE       SHARES       PRICE       SHARES        PRICE
                                 ----------   ---------   ----------   ---------   -----------   ---------
Balance at beginning of period:      95,000     $0.06        821,500     $0.08       1,846,025     $0.10
  Granted......................     726,500      0.08      1,074,525      0.11       1,401,420      3.64
  Exercised....................          --        --        (50,000)     0.05      (1,315,892)     0.09
  Canceled.....................          --        --             --        --        (131,598)     0.47
                                 -----------              -----------
                                        ---
Balance at end of period.......     821,500     $0.08      1,846,025     $0.10       1,799,955     $2.83
                                 ==============           ===========
Exercisable stock options......     821,500     $0.08      1,213,692     $0.08         341,181     $2.73
Price range of options.........  $0.05-0.08               $0.05-0.14               $0.05-23.50
                                 ==============           ===========

     The weighted average contractual life of stock options outstanding as of December 31, 1996 was 9.2 years.

     The Company applies APB Opinion No. 25 in accounting for its Plans and, accordingly, no compensation cost was recognized to the extent the exercise price of the stock options equaled the fair value. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under

                                CYBERMEDIA, INC.

SFAS No. 123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below:

                                                              YEAR ENDED DECEMBER 31,
                                                            ---------------------------
                                                               1995            1996
                                                            -----------     -----------
        Net loss
          As Reported.....................................  $(3,352,000)    $(3,483,000)
          Pro forma.......................................  $(3,383,000)    $(4,026,000)
                                                            ===========     ===========
        Net loss per share
          As Reported.....................................  $      (.43)    $      (.42)
          Pro forma.......................................  $      (.43)    $      (.49)
                                                            ===========     ===========

     The weighted-average fair value of options granted during the year ended December 31, 1995 and 1996 was $.08 and $.47, respectively, using the Black-Scholes option-pricing model with the following weighted-average assumptions: 1996 and 1995 -- expected volatility of 70.4%, risk-free interest rate of 6.4%, no expected dividends and an expected life of 4 years.

     Pro forma net loss reflects only options granted in 1995 and 1996. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net loss amounts presented above because compensation cost is reflected over the option vesting periods of up to four years and compensation cost for options granted prior to January 1, 1995 is not considered.

     During the year ended December 31, 1996, the Company issued Common Stock to certain directors who exercised unvested options to purchase 206,250 shares of Common Stock, subject to the terms of their respective stock option agreements. As defined more fully in the stock option agreements, the Company retains the right to purchase such stock at the original exercise price.

     In June 1996, the Company's Board of Directors approved the 1996 Director Option Plan. The Plan provides for the automatic and nondiscretionary grant of nonstatutory stock options to nonemployee directors of the Company who are first elected to the Board after the adoption of the Director Option Plan ("outside directors"). A total of 50,000 shares of Common Stock have been reserved for issuance under the Director Option Plan. Each outside director elected after the adoption of the Plan will automatically be granted an option to purchase 5,000 shares on the date on which such person first becomes an outside director ("First Option") at the fair market value of the Company's Common Stock at the date of grant. Each First Option granted vests ratably over specified periods, approximately four years, subject to continued service as an outside director. Thereafter, each outside director will be automatically granted an option to purchase 5,000 shares on December 1 of each year beginning in 1997, provided he or she shall have served on the Board for at least six months ("subsequent option"). Each subsequent option shall have an exercise price equal to the fair value of the Company's Common Stock as of the date of grant and shall be exercisable ratably over four years, beginning three years and one month from the date of grant, subject to continued service as an outside director. To date, no options have been granted under the 1996 Director Option Plan.

                                CYBERMEDIA, INC.

(10)  SIGNIFICANT CUSTOMERS, CONCENTRATION OF CREDIT RISK AND OTHER
CONCENTRATIONS

  Significant Customers

     Sales to certain customers represented 10% or more of the Company's net revenues for the years ended December 31, 1994, 1995 and 1996. Sales to these customers were as follows:

                                                          FOR THE YEAR ENDED DECEMBER
                                                                      31,
                                                         ------------------------------
                                                         1994         1995         1996
                                                         ----         ----         ----
        Company A......................................   16%          19%          25%
        Company B......................................    --          16%           --
        Company C......................................    --           --          25%
        Company D......................................   13%           --           --

  Concentration of Credit Risk

     Certain financial instruments potentially subject the Company to credit risk. These financial instruments consist primarily of trade receivables. The Company sells to distributors, resellers and directly to end-users. The Company performs ongoing credit evaluations of its customers and maintains allowances for doubtful accounts and estimates of potential future product returns. The Company's three major customers in 1995 represented 41%, 26% and 21%, respectively, of trade accounts receivable, net at December 31, 1995. The Company's three major customers in 1996 represented 36%, 21% and 12%, respectively, of trade accounts receivable, net at December 31, 1996.

  Other Concentrations

     One product line constitutes over 90% of the Company's net revenues for the years ended December 31, 1994, 1995 and 1996. Any technical difficulties or other factors affecting sales of this product line could adversely affect operating results.

     As of December 31, 1996, the Company received 100% of its fulfillment services from two fulfillment firms. A delay in product shipments from these fulfillment companies could result in a possible loss of sales, which could adversely affect operating results.

(11)  EMPLOYEE BENEFIT PLANS

     During May 1996, the Company adopted a 401(k) Plan (the "Plan"). All full-time employees who have reached age 18 and who have been employed for at least 30 days are eligible to participate in the Plan. The Company may make discretionary contributions to the Plan. For the year ended December 31, 1996, the Company did not make any contributions to the Plan.

     During June 1996, the Company's Board of Directors and stockholders approved the 1996 Employee Stock Purchase Plan, which is intended to qualify under Section 423 of the Internal Revenue Code. A total of 100,000 shares of Common Stock have been reserved for issuance under the Employee Stock Purchase Plan. Employees are entitled to participate if they satisfy certain criteria, as defined, in the Employee Stock Purchase Plan agreement. As of December 31, 1996, no shares of Common Stock have been issued from the Employee Stock Purchase Plan.

(12)  RELATED PARTY TRANSACTIONS

     In connection with the sale of the Series B Preferred Stock, the Company's founders and the holders of the Series A Preferred Stock and the Series B Preferred Stock entered into a Key Employees' Right of First

                                CYBERMEDIA, INC.

Refusal, Co-Sale and Voting Agreement ("Voting Agreement"). Pursuant to the Voting Agreement, the Company is obligated to designate certain directors.

     In October 1995, three of the Company's directors each received options to purchase 75,000 shares of the Company's Common Stock. The options have an exercise price equal to the fair market value of the stock at the date of grant and vest over four years from the date of grant, subject to providing continued consulting services to the Company. During the year ended December 31, 1996, each of the directors exercised such options, including the unvested options, and such shares are subject to repurchase on the same four-year vesting schedule. See Note 9.

     In September 1995, a director of the Company advanced a series of loans to the Company to meet then-existing financial requirements. The loans were converted into Series B Preferred Stock in consideration for the loans to the Company. The director received warrants to purchase 17,857 shares of the Company's Common Stock at an exercise price of $1.40 which expire on the earlier of five years from the date of issue or the closing of an initial public offering. During the year ended December 31, 1996, the director exercised such warrants.

(13)  COMMITMENTS AND CONTINGENCIES

     The Company leases office facilities under operating leases which expire on July 9, 2000. Rent expense aggregated $39,000, $79,000 and $469,000 for the years ended December 31, 1994, 1995 and 1996, respectively. The Company also leases equipment under operating and capital leases which expire within the next four years. Future minimum lease payments under noncancelable operating leases and present value of future minimum capital lease payments as of December 31, 1996 are as follows:

                                                                       CAPITAL      OPERATING
                                                                       --------     ----------
YEAR ENDING DECEMBER 31:
  1997...............................................................  $ 52,000     $  542,000
  1998...............................................................    48,000        559,000
  1999...............................................................     3,000        548,000
  2000...............................................................                  249,000
                                                                       --------     ----------
  Total minimum lease payments.......................................   103,000     $1,898,000
                                                                                    ==========
Less amount representing interest....................................     9,000
                                                                       --------
Present value of net minimum capital lease payments..................    94,000
                                                                       --------
Less current installments of obligations under capital leases........    45,000
                                                                       --------
Long-term obligation under capital leases............................  $ 49,000
                                                                       ========

     The Company has entered into employment agreements with Company founders which include terms whereby the founders are to receive full payment of salary and benefits for specified periods, as set forth more fully in the employment agreements, in the event of early termination.

                                CYBERMEDIA, INC.

(14)  SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS

                                                BALANCE AT    CHARGED TO
                                               BEGINNING OF   COSTS AND                  BALANCE AT END
                 DESCRIPTION                      PERIOD       EXPENSES     DELETIONS      OF PERIOD
---------------------------------------------  ------------   ----------   -----------   --------------
Allowance for doubtful accounts:
  Year ended
     December 31, 1994.......................    $     --     $    3,000   $        --     $    3,000
     December 31, 1995.......................    $  3,000     $   97,000   $        --     $  100,000
     December 31, 1996.......................    $100,000     $  101,000   $   (21,000)    $  180,000
Reserve for sales returns:
  Year ended
     December 31, 1994.......................    $     --     $    9,000   $        --     $    9,000
     December 31, 1995.......................    $  9,000     $  921,000   $  (263,000)    $  667,000
     December 31, 1996.......................    $667,000     $3,234,000   $(2,558,000)    $1,343,000
Allowance for obsolete inventory:
  Year ended
     December 31, 1994.......................    $     --     $       --   $        --     $       --
     December 31, 1995.......................    $     --     $       --   $        --     $       --
     December 31, 1996.......................    $     --     $  430,000   $        --     $  430,000

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding directors of the Company is incorporated by reference to "ELECTION OF DIRECTORS -Nominees" in the Company's Proxy Statement for the Company's 1997 Annual Meeting of Stockholders. The information concerning current executive officers of the Registrant found under the caption "Executive Officers of the Registrant" in Part I hereof is also incorporated by reference into this Item 10.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this Item is incorporated by reference to "EXECUTIVE COMPENSATION" in the Company's Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is incorporated by reference to "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" in the Company's Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is incorporated by reference to "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" in the Company's Proxy Statement.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                                      PAGE IN
                                                                                     FORM 10-K
                                                                                      REPORT
                                                                                     ---------
  (a)     The following documents are filed in Part II of this Annual Report on
          Form 10-K.
          1.  FINANCIAL STATEMENTS
          Report of Independent Auditors...........................................     28
          Balance Sheets as of December 31, 1996 and 1995..........................     29
          Statements of Operations for the years ended December 31, 1996, 1995 and
            1994...................................................................     30
          Statements of Stockholders' Equity for the years ended December 31, 1996,
            1995 and 1994..........................................................     31
          Statements of Cash Flows for the years ended December 31, 1996, 1995 and
            1994...................................................................     32
          Notes to Financial Statements............................................     33

Other schedules have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

          3.  EXHIBITS
          Refer to (c) below.
(b)    Reports on 8-K. No reports on 8-K were filed during the fourth quarter of 1996.

(c)    Exhibits
       --------
       3.1(1)     Amended and Restated Certificate of Incorporation of Registrant.
       3.3(1)     Bylaws of Registrant, as amended and restated.
       10.1(1)    Form of Indemnification Agreement with directors and officers.
       10.2(1)    Amended 1993 Stock Plan and form of agreements thereunder.
       10.3(1)    1996 Employee Stock Purchase Plan and form of agreement thereunder.
       10.4(1)    1996 Director Option Plan and form of agreements thereunder.
       10.5(1)    Sublease Agreement dated December 1995 between Century Southwest Cable
                  Television, Inc. and the Registrant.
       10.6(1)    Business Loan Agreement dated April 30, 1996 between Imperial Bank and the
                  Registrant.
       10.7(1)    Distribution Agreement dated February 28, 1996 between the Registrant and
                  Ingram Micro Inc.
       10.8*(1)   Distribution Agreement dated March 1, 1996 between the Registrant and
                  Navarre Corporation.
       10.9*(1)   Distributor Contract dated March 20, 1996 between the Registration and Micro
                  Central, Inc.
       10.10(1)   Form of Employment Agreements dated March 12, 1995 between the Registrant and the Founders.
       10.11(1)   Loan Agreement dated June 22, 1994 between ICICI and the Registrant.
       10.12(1)   Form of Agreement dated August 26, 1996 between the Registrant and certain executive officers.
       10.13*     Agreement dated September 8, 1996, between the Registrant and Phoenix
                  Technologies, Ltd.
       10.14(1)   Form of Severance agreement between the Registrant and Brad Kingsbury.
       10.15(1)   Form of Severance agreement between the Registrant and Charles M. Valentine.
       10.16(1)   Form of Key Employees' Right of First Refusal, Co-Sale and Voting Agreement
                  dated June 26, 1996 by and among the Registrant and certain individuals and entities.
       11.1       Statement Regarding Computing of Per Share Earnings.
       21.1       Subsidiaries.
       23.1       Consent of Independent Auditors.
       24.1       Power of Attorney (See page 46).
       27.1       Financial Data Schedule.

---------------
     * Confidential treatment has been granted with respect to certain portions of this exhibit.

     (1) Incorporated by reference to the exhibits filed with the Registration Statement on Form S-1 (No. 333-11063) which was declared effective on October 22, 1996.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Santa Clara, State of California, on the 28th day of March, 1997.

                                          CYBERMEDIA, INC.

                                          By: /s/ UNNI S. WARRIER
                                            ------------------------------------
                                            Unni S. Warrier
                                            President, Chief Executive Officer,
                                            and Chairman of the Board

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Unni S. Warrier and Jeffrey W. Beaumont, jointly and severally, their attorney-in-fact, each with full power of substitution, for him in any and all capacities, to sign on behalf of the undersigned any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, and each of the undersigned does hereby ratifying and confirming all that each of said attorneys-in-fact, of his substitutes, may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

                 SIGNATURES                                TITLE                    DATE
---------------------------------------------   ----------------------------  -----------------

             /s/ UNNI S. WARRIER                President, Chief Executive     March 28, 1997
---------------------------------------------     Officer, and Director
              (Unni S. Warrier)                   (Principal Executive
                                                  Officer)

           /s/ JEFFREY W. BEAUMONT              Chief Financial Officer        March 28, 1997
---------------------------------------------     (Principal Financial and
            (Jeffrey W. Beaumont)                 Accounting Officer)

                /s/ PAUL DALI                   Director                       March 28, 1997
---------------------------------------------
                 (Paul Dali)

               /s/ SUHAS PATIL                  Director                       March 28, 1997
---------------------------------------------
                (Suhas Patil)

            /s/ RONALD S. POSNER                Director                       March 28, 1997
---------------------------------------------
             (Ronald S. Posner)

              /s/ KANWAL REKHI                  Director                       March 28, 1997
---------------------------------------------
               (Kanwal Rekhi)

              /s/ PETER MORRIS                  Director                       March 28, 1997
---------------------------------------------
               (Peter Morris)

            /s/ JAMES R. TOLONEN                Director                       March 28, 1997
---------------------------------------------
             (James R. Tolonen)

                                   EXHIBIT INDEX

       Exhibit
       Number                       Description
       -------                      -----------
       3.1(1)     Amended and Restated Certificate of Incorporation of Registrant.
       3.3(1)     Bylaws of Registrant, as amended and restated.
       10.1(1)    Form of Indemnification Agreement with directors and officers.
       10.2(1)    Amended 1993 Stock Plan and form of agreements thereunder.
       10.3(1)    1996 Employee Stock Purchase Plan and form of agreement thereunder.
       10.4(1)    1996 Director Option Plan and form of agreements thereunder.
       10.5(1)    Sublease Agreement dated December 1995 between Century Southwest Cable
                  Television, Inc. and the Registrant.
       10.6(1)    Business Loan Agreement dated April 30, 1996 between Imperial Bank and the
                  Registrant.
       10.7(1)    Distribution Agreement dated February 28, 1996 between the Registrant and
                  Ingram Micro Inc.
       10.8*(1)   Distribution Agreement dated March 1, 1996 between the Registrant and
                  Navarre Corporation.
       10.9*(1)   Distributor Contract dated March 20, 1996 between the Registration and Micro
                  Central, Inc.
       10.10(1)   Form of Employment Agreements dated March 12, 1995 between the Registrant and the Founders.
       10.11(1)   Loan Agreement dated June 22, 1994 between ICICI and the Registrant.
       10.12(1)   Form of Agreement dated August 26, 1996 between the Registrant and certain executive officers.
       10.13*     Agreement dated September 8, 1996, between the Registrant and Phoenix
                  Technologies, Ltd.
       10.14(1)   Form of Severance agreement between the Registrant and Brad Kingsbury.
       10.15(1)   Form of Severance agreement between the Registrant and Charles M. Valentine.
       10.16(1)   Form of Key Employees' Right of First Refusal, Co-Sale and Voting Agreement
                  dated June 26, 1996 by and among the Registrant and certain individuals and entities.
       11.1       Statement Regarding Computing of Per Share Earnings.
       21.1       Subsidiaries.
       23.1       Consent of Independent Auditors.
       24.1       Power of Attorney (See page) .
       27.1       Financial Data Schedule.

---------------
     * Confidential treatment has been granted with respect to certain portions of this exhibit.

     (1) Incorporated by reference to the exhibits filed with the Registration Statement on Form S-1 (No. 333-11063) which was declared effective on October 22, 1996.