Form 10-Q
period 1997-06-30
CYBERMEDIA INC
filed 1997-08-12
CIK 1019156

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 1997

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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes [X] No [ ]; (2) Yes [X] No [ ]

         As of July 31, 1997, 12,183,640 shares of the Registrant's Common Stock, $0.01 par value were issued and outstanding.

                                CYBERMEDIA, INC.

                                TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION PAGE

     Item 1.  Financial Statements

              Balance Sheets At June 30, 1997 and December 31, 1996                             3

              Statements of Operations Three and six months ended June 30,
              1997 and 1996                                                                     4

              Statements of Cash Flow Six Months ended June 30, 1997 and 1996                   5

              Notes to Financial Statements                                                     6

     Item 2.  Management's Discussion and Analysis of Financial Condition and
              Results of Operations                                                             7

PART II. OTHER INFORMATION                                                                     22

         Item 1. Legal Proceedings                                                             22

         Item 4. Submission of Matters to a Vote of Security Holders                           22

         Item 5. Other Information                                                             22

         Item 6. Exhibits and Reports on Form 8-K                                              22



                  Signature                                                                    23

                  Index to Exhibits                                                            24

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                                CYBERMEDIA, INC.
                                 BALANCE SHEETS



                                                    June 30, 1997   December 31, 1996
                                                      Unaudited          Audited
                                                    ------------    -----------------
                         Assets

Current assets:
        Cash and cash equivalents                   $ 22,646,000      $ 39,322,000
        Marketable securities                          6,869,000                 -
        Trade accounts receivable, net                23,953,000        12,318,000
        Inventory                                      1,671,000         2,365,000
        Prepaid expenses                                 923,000         1,270,000
        Other current assets                             220,000           185,000
                                                    ------------      ------------
          Total current assets                        56,282,000        55,460,000

        Goodwill, net                                    231,000                 -
        Furniture, fixtures and equipment, net         1,732,000           990,000

Total assets                                        $ 58,245,000      $ 56,450,000
                                                    ============      ============


          Liabilities and Stockholders' Equity

Current liabilities

        Accounts payable                            $  8,123,000      $  7,004,000
        Accrued expenses                               2,764,000         1,247,000
        Unearned revenue                               3,662,000         4,024,000
        Grant payable                                      4,000           413,000
        Current portion of capital lease                  31,000            45,000
        Contractual obligation for acquired R&D        1,589,000                 -
                                                    ------------      ------------
          Total current liabilities                   16,173,000        12,733,000

        Capital lease obligation                          49,000            49,000
        Contractual obligation for acquired R&D        2,812,000                 -
                                                    ------------      ------------

          Total liabilities                           19,034,000        12,782,000

Stockholders' equity
        Common stock                                     122,000           119,000
        Additional paid-in capital                    53,607,000        52,583,000
        Accumulated deficit                          (14,408,000)       (9,034,000)
        Currency Translation                            (110,000)
                                                    ------------      ------------
          Total Stockholders' Equity                  39,211,000        43,668,000

Total liabilities and stockholders' equity          $ 58,245,000      $ 56,450,000
                                                    ============      ============





                 See accompanying notes to Financial Statements

                                CYBERMEDIA, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                           Quarter Ended      Quarter Ended    Six Months Ended    Six Months Ended
                                           June 30, 1997      June 30, 1996      June 30, 1997       June 30, 1996
                                           -------------      -------------    ----------------    ----------------

Revenue                                     $ 20,447,000      $  7,891,000      $ 36,980,000         $ 13,949,000

Cost of goods sold                             3,875,000         2,787,000         8,088,000            4,888,000
                                            ------------      ------------      ------------         ------------
Gross profit                                  16,572,000         5,104,000        28,892,000            9,061,000

Expenses

Research and development                       2,740,000           669,000         4,285,000            1,143,000
Sales & marketing                              9,584,000         4,730,000        17,739,000            8,609,000
General & administrative                       1,679,000           902,000         2,649,000            1,513,000
One-time in-process R&D and acquisition
  expenses                                     9,091,000                 -         9,091,000                    -
                                            ------------      ------------      ------------         ------------

Total Operating expenses                      23,094,000         6,301,000        33,764,000           11,265,000

Operating income (loss)                       (6,522,000)       (1,197,000)       (4,872,000)          (2,204,000)

Other income (expense)                           398,000           (15,000)          919,000              (25,000)
                                            ------------      ------------      ------------         ------------

Profit (loss) before income taxes             (6,124,000)       (1,212,000)       (3,953,000)          (2,229,000)

Provision for income taxes                       582,000                 -         1,421,000                    -
                                            ------------      ------------      ------------         ------------

Net income (loss)                           $ (6,706,000)     $ (1,212,000)     $ (5,374,000)        $ (2,229,000)
                                            ============      ============      ============         ============

Net income (loss) per share                 $      (0.49)     $      (0.15)     $      (0.45)        $      (0.28)

Shares used in computing net income
(loss) per share                              12,178,000         7,889,000        12,050,000            7,889,000



                 See accompanying notes to Financial Statements

                                CYBERMEDIA, INC.
                            STATEMENTS OF CASH FLOWS



                                                                             Six Months Ended June 30,
                                                                           ------------------------------
                                                                                1997             1996
                                                                           ------------      ------------
Cash flow from operating activities:
       Net income (loss)                                                   $ (5,374,000)     $ (2,229,000)

       Adjustments to reconcile met loss to net cash used in operating activities:
       Depreciation                                                             244,000            42,000
       Royalty expense (adjustment)                                                   -           188,000
Changes in assets and liabilities:
       Trade accounts receivable, net                                       (11,635,000)       (2,786,000)
       Inventory                                                                694,000          (823,000)
       Prepaid expenses                                                         347,000          (542,000)
       Other current assets                                                     (35,000)            3,000
       Accounts payable                                                       1,119,000         1,327,000
       Accrued expenses                                                       1,517,000           190,000
       Unearned revenues                                                       (362,000)        2,385,000
       Deferred obligation for acquired R&D                                   4,401,000                 -
                                                                           ------------      ------------
                  Net cash used in operating activities                      (9,084,000)       (2,245,000)
                                                                           ------------      ------------

Cash flows used in investing activities
       Purchase of furniture, fixtures and equipment                           (986,000)         (608,000)
       Purchase of Marketable Securities                                     (6,869,000)                -
                                                                           ------------      ------------
                  Net cash used by investing activities                      (7,855,000)         (608,000)
                                                                           ------------      ------------

Cash flows from financing activities:
       Payment of capital lease obligations                                     (14,000)           (5,000)
       Payment of notes payable                                                 (50,000)
       Proceeds from notes payable to bank                                    1,300,000
       Expenses associated with initial public offering                        (261,000)
       Proceeds from the issuance of common stock                               538,000           127,000
                                                                           ------------      ------------
                  Net cash used by financing activities                         263,000         1,372,000
                                                                           ------------      ------------

                  Net decrease in cash and cash equivalents                 (16,676,000)       (1,481,000)

Cash and cash equivalents at beginning of year                               39,322,000         2,050,000
                                                                           ------------      ------------

Cash and cash equivalents at end of period                                 $ 22,646,000      $    569,000
                                                                           ============      ============


                See accompanying notes to Financial Statements.

                                CYBERMEDIA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1997
                                   (unaudited)


1.        Basis of Presentation

          The financial statements for the three months and six months ended June 30, 1997 and 1996 are unaudited and reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial condition and results for the interim periods. These financial statements should be read in conjunction with the financial statements and notes thereto together with management's discussion and analysis of financial condition and results of operations contained in CyberMedia's Annual Report on Form 10-K for the fiscal year ended December 31, 1996. The results for the three months and six months ended June 30, 1997 are not necessarily indicative of the results for the entire year ending December 31, 1997.

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

Overview

    CyberMedia is a leading provider of software products that provide automatic service and support to PC users in the Windows environment. The Company commenced operations in November 1991 and introduced its first automatic service and support product, Win Win, in 1993. The Company introduced the first Windows 95 compatible version of its First Aid product line in September 1995. During 1996, and the first six months of 1997, over 90% and 60% respectively, of the Company's net revenues were attributable to sales of its First Aid products. Any decline in the demand for First Aid products, failure to achieve market acceptance of upgrades to such products or failure of net revenues derived from such products to meet the Company's expectations, whether as a result of competition, technological change or other factors, would have a material adverse effect on the Company's business, results of operations and financial condition.

    The Company also has a number of new product development efforts under way, including First Aid 98, a corporate version of First Aid and Guard Dog, a personnel security software product, scheduled for release during 1997, and a portion of future revenues is dependent on the success of these activities. In April, 1997 the Company acquired Microhelp Uninstaller, a product that automatically uninstalls Windows applications. There can be no assurance that Microhelp Uninstaller, Guard Dog, First Aid 98 or a corporate version of First Aid will achieve significant market acceptance and failure of any of these products to achieve such acceptance could have a material adverse effect on the Company's future financial results.

    The Company has a limited operating history upon which to base an evaluation of its business and prospects. From inception to June 30, 1997, the Company generated net sales of approximately $80.5 million, of which $75.4 million, or 94% of such amount, was generated in the eighteen months ended June 30, 1997. The Company has incurred net losses in each of the last five fiscal years. At June 30, 1997, the Company had an accumulated deficit of $14.4 million. With the introduction of First Aid 95, the Company began focusing on building its product line and establishing brand name awareness of its products, which has resulted in significantly increased operating expenses. The Company anticipates that its operating expenses will continue to increase significantly in the future as a result of efforts to expand its sales and marketing operations, including international sales, to fund greater levels of product development and to increase its administrative infrastructure. The Company intends to fund increases in operating expenses primarily from cash generated from operations and, to the extent necessary, funds available from the Company's line of credit. In addition, during 1996 and the first half of 1997, the

Company's net revenues and operating expenses increased rapidly as compared to prior periods. There can be no assurance that the Company's net revenues will continue to remain at or increase from the levels experienced in the first six months of 1997 or that net revenues will not decline. The Company's prospects must be considered in light of the risks encountered by companies with limited operating histories, particularly companies in new and rapidly evolving markets. Future operating results will depend upon many factors, including the demand for the Company's software products, the level of product and price competition, the Company's success in expanding its direct and indirect distribution channels, the Company's success in attracting and retaining motivated and qualified personnel, the growth of activity on the Internet and the Web, the ability of the Company to develop and market new products and to control costs and general economic conditions. Many of these factors are beyond the Company's control. There can be no assurance that the Company will be successful in addressing such risks.

    The Company sells its products primarily to distributors for resale to the retail channel as well as directly to consumers through direct mail. In addition, the Company sells its products through software catalogs throughout the United States and Canada. Sales to the Company's top two distributors, Navarre and Ingram Micro accounted for approximately 26% and 34%, respectively, of the Company's net revenues in the six months ended June 30, 1997 and 25% and 25%, respectively, of net revenues in 1996. No other single customer accounted for more than 10% of net revenues during these periods. Net revenues from direct mail sales in 1996 and the first six months of 1997 represented approximately 30% and 7% of net revenues in each of these periods, respectively, with the balance of net revenues attributable to sales through distributors, directly to consumers over the internet and from OEM customers. Sales from direct mail have historically operated at lower profitability levels than sales through distributors. Accordingly, quarterly shifts in the mix of sales through distributors and through direct sales could cause fluctuations in the Company's profitability. There can be no assurance that the mix of sales or the relative profitability by distribution channel will remain at current levels in the future.

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

    Revenues are recognized upon the shipment of products to distributors, resellers and end users. With the introduction of First Aid 95 in September 1995, CyberMedia implemented a policy of offering customers updates to its First Aid products over the Internet at no additional cost. Given this policy and because updates are a fundamental and integral part of its First Aid, UnInstaller and Oil Change products, the Company defers a portion of all First Aid, UnInstaller and Oil Change revenue ratably over estimated update periods, generally one year from the date of sale. At June 30, 1997 the Company's balance sheet included $3.7 million of unearned revenues to reflect future support commitments and other unspecified enhancements to these products. To the extent that revenues from these products continue to grow on a quarterly basis, the total amount of deferred revenue may continue to increase and be reported on the balance sheet as unearned revenue.

    In accordance with Statement of Financial Accounting Standards No. 86, the Company is required to capitalize eligible computer software development costs upon the achievement of technological feasibility, subject to net realizable value considerations. To date, the Company has charged all such costs to product development expenses because such costs have not been material.

     On April 2, 1997, the Company acquired certain assets from Luckman Interactive which included ownership in all intellectual property rights to Microhelp Uninstaller. This acquisition was accounted for largely as in process research and development and was expensed during the quarter ended June 30, 1997. In addition, effective April 14, 1997, CyberMedia acquired Walk Softly, Inc., an internet privacy software developer based in Los Altos, California in exchange for CyberMedia Common Stock. The acquisition of

Walk Softly was accounted for on a pooling of interests basis and the financial statements for all periods presented herein have been restated as required by such treatment.



Results of Operations

    The following table sets forth, as a percentage of net revenues, statement of operations data for the periods indicated:



                                                 THREE MONTHS ENDED           SIX MONTHS ENDED
                                                      JUNE 30,                     JUNE 30,
                                                      --------                     --------
                                                  1996          1997           1996          1997
                                                 -----         -----          -----         -----
    Net revenues..................               100.0%        100.0%         100.0%        100.0%
    Cost of revenues..............                35.3          19.0           35.0          21.9
                                                 -----         -----          -----         -----
      Gross profit................                64.7          81.0           65.0          78.1
    Operating expenses:
      Research and development....                 8.5          13.4            8.2          11.6
      Sales and marketing.........                60.0          46.9           61.7          48.0
      General and administrative..                11.4           8.2           10.9           7.1
      One-time-in-process R&D and
      acquisition expenses .......                 0.0          44.4            0.0          24.6
                                                 -----         -----          -----         -----
         Total operating expenses.                79.9         112.9           80.8          91.3
                                                 -----         -----          -----         -----
         Loss from operations.....               (15.2)        (31.9)         (15.8)        (13.2)
    Interest, net.................                (0.2)          1.9          (0.2)           2.5
                                                 -----         -----          -----         -----
         Loss before income taxes.               (15.4)        (30.0)         (16.0)        (10.7)
    Income tax expense............                  --           2.8             --           3.8
                                                    --         -----             --         -----
         Net loss.................               (15.4)%       (32.8)%        (16.8)%       (14.5)%
                                                 =====         =====          =====         =====


    Net Revenues. Net revenues increased 159% to $20.4 million in the three months ended June 30, 1997 from $7.9 million in the three months ended June 30, 1996. For the six month period ended June 30, 1997, net revenues increased 165% to $37.0 million from $13.9 million in the same period in 1996. The Company's net revenues consist of license fees for its software products, less provision for returns. The Company sells its products primarily to distributors for resale to retailers as well as directly to consumers through direct mail, the internet and through software catalogs. The growth in net revenues during these periods was largely attributable to the launch of Uninstaller 4.5, the expansion of the Company's retail distribution channels and international marketing activities and increased unit volume as a result of the market's growing awareness and acceptance of First Aid and the introduction of Oil Change in September 1996. The Company does not believe that the historical growth rates of its net revenues will be sustainable or are indicative of future results.

    Net revenue from international sales accounted for approximately 21% and 2% of net revenues for the three months ended June 30, 1997 and 1996 respectively. For the six month periods ended June 30, 1997 and 1996, the percentageof net revenues from international sales was approximately 18% and 2%, respectively. The increase in net revenues from international sales as a percentage of net revenues between these periods was due to the expansion of the Company's international operations and the introductions of localized German, Japanese, British, French, Italian and Australian versions of First Aid during the last twelve months. As a result of the expansion of its international operations, the Company now denominates certain international sales in local currencies, primarily in Europe and Japan. As a result, the Company is subject to the risks associated with fluctuations in currency exchange rates. The Company does not currently engage in hedging transactions and there can be no assurance that it will not incur significant losses related to currency fluctuations. Risks inherent in the Company's international sales generally include the impact of fluctuating exchange rates, longer payment cycles, greater difficulty in accounts receivable collection, unexpected changes in regulatory requirements, seasonality due to the slowdown in European business activity during the third quarter, and tariffs and other trade barriers. There can be no assurance that these factors will not have a material adverse effect on the Company's future business, financial condition and results of operations.

    Cost of Revenues. Cost of revenues were $3.9 million and $2.8 million for the three month periods ended June 30, 1997 and 1996, respectively. For the six months ended June 30, 1997, cost of revenues increased to $8.1 million from $ $4.9 million for the same period in 1996. Cost of revenues consists primarily of the cost of product media, product duplication, documentation and order fulfillment and royalties. The increases in cost of revenues were due primarily to increased unit shipments of the Company's products.

    Gross Margin. Gross margins were 81% and 65% in the three months ended June 30, 1997 and 1996, respectively. For the six month periods ended June 30, 1997 and 1996, gross margins were 78% and 65%, respectively. Gross margins in 1997 were positively affected by a decrease in the percentage of net revenues represented by direct sales, which generated a lower gross margin than sales through distributors during the period and a reduction in net deferrals of revenue in 1997 versus 1996 associated with post sale obligations to customers.

    Research and Development. Research and development expenses increased by 310% from $669,000 in the three months ended June 30, 1996 to $2.7 million in the same period in 1997, representing 9%, and 13% of net revenues in these quarters, respectively. For the six month periods ended June 30, 1997 and 1996 research and development expenses increased by 275% from $1.1 million to $4.3 million, representing 8% and 12% of revenue, respectively. Research and development expenses consist primarily of personnel costs and, to a lesser extent, payment to third parties for contract services, required to conduct the Company's development efforts. The increase in research and development expenses was primarily attributable to an increase in personnel as the Company increased its product development efforts to support new product introductions and upgrades. The Company believes that significant investments in product development are required to remain competitive. As a consequence, the Company anticipates that it will continue to devote substantial resources to research and development.

    Sales and Marketing. Sales and marketing expenses grew from $4.7 million in the three months ended June 30, 1996 to $9.6 million in the same period of 1997, representing 60% and 47% of net revenues in these periods, respectively. For the six month periods ended June 30, 1997 and 1996 sales and marketing expenses increased from $8.6 million to $17.7 million, representing 62% and 48% of net revenues, respectively. Sales and marketing expenses consist primarily of costs of all sales and marketing personnel, sales commissions, co-op and other advertising costs, postage and printing costs associated with direct mail sales, package design costs, trade show costs and costs of preparing promotional materials. The increases in the dollar amount of sales and marketing was due primarily to increases in co-op advertising, increases in the number of sales and marketing personnel employed to address new sales opportunities and to support the introduction of new products and expansion of international sales and marketing efforts. The Company expects that sales and marketing expenditures will increase in absolute dollars in the future as it invests in expanding its third-party distribution channels, introduces new products and expands its operations outside the United States.

    General and Administrative. General and administrative expenses increased from $902,000 in the three month period ended June 30, 1996 to $1.7 million in the same period in 1997, representing 11% and 8% of net revenues in these periods, respectively. For the six month period ended June 30, 1997 general and administrative expenses increased from $1.5 million in 1996 to $2.6 million in 1997, representing 11% and 7% of net revenues, respectively. General and administrative expenses consist primarily of personnel costs for finance, administration, operations and general management, as well as legal, accounting and facilities expenses. The increase in the dollar amount of general and administrative expenses was due principally to growth in the infrastructure of the Company's finance, administrative and operations groups in order to support the Company's expanded operations. The decrease in general and administrative expenses as a percentage of net revenues was due primarily to the growth in net revenues. The Company expects that its general and administrative expenses will increase in absolute dollars in the future as it expands its staffing, information systems and infrastructure.

    Interest, Net. Interest, net was $398,000 and $(15,000) in the three month periods ended June 30, 1997 and 1996, respectively. For the six month periods ended June 30, 1997 and 1996, interest, net was $919,000 and $(25,000), respectively. Interest, net consists of interest income and interest expense.

    Provision for Income Taxes. The provision for income taxes includes estimated foreign taxes attributable to activities during the quarter ended June 30, 1997. In addition, the provision for income taxes for the six month period ended June 30, 1997 includes the provision recorded during the first quarter which was recorded at the Company's estimated effective tax rate which, for the three month period ended March 31, 1997 was 38%. The Company had federal and state net operating loss carry-forwards of approximately $3.7 million at December 31, 1996. These loss carry-forwards expire at various dates beginning in the year 2006 and are subject to certain limitations as prescribed by Section 382 of the Internal Revenue Code of 1986, as amended.

Liquidity and Capital Resources

    Since inception, the Company has financed its operations primarily through private sales of Preferred Stock totaling $10.5 million and a grant of $318,000 administered by the ICICI. Furthermore, in October 1996, the Company completed an initial public offering of 2,875,000 shares of Common Stock (including the underwriters' over-allotment of 375,000) at $16.00 per share. Net proceeds to the Company were approximately $41.5 million. In the first six months of 1996 and 1997, the Company used $2.2 million and $9.1 million of cash, respectively, in operating activities. During these periods, the Company used net cash in operating activities principally to support increases in accounts receivable associated with increased net revenues.

    In the first six months of 1996 and 1997, the Company's investing activities consisted of purchases of furniture, fixtures and equipment, primarily PCs and accessories in the amount of $608,000 and $986,000, respectively. The Company expects that its capital expenditures will increase as the Company's employee base continues to grow. At June 30, 1997, the Company had no material commitments for capital expenditures.

    To date, the Company has not invested in derivative securities or any other financial instruments that involve a high level of complexity or risk. Management expects that in the future cash in excess of current requirements will be invested in short-term, interest-bearing, investment grade securities.

    At June 30, 1997, the Company had $29.5 million in cash, cash equivalents and marketable securities and $40.1 million in working capital. The Company also had available a $1.0 million unsecured revolving line of credit which expires in May 1998.

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

    In February 1997, FASB issued Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS No. 128"). SFAS No. 128 requires dual presentation of newly defined basic and diluted earnings per share on the face of the income statement for all entities with complex capital structures. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, and earlier application is not permitted. The Company has not yet determined the impact of SFAS No.128.


Factors Affecting Operating Results

    Limited Operating History and History of Operating Losses. The Company has only a limited operating history upon which to base an evaluation of its business and prospects. The Company commenced operations in November 1991 and introduced its first automatic service and support product, Win Win, in 1993. The Company introduced the first Windows 95 compatible version of its First Aid product line in September 1995. During 1996, both the Company's net revenues and operating expenses, particularly sales and marketing expenditures, increased rapidly compared to prior periods. From inception to June 30, 1997 the Company generated net sales of approximately $80.5 million, of which $75.4 million, or 94% of such amount, was generated in the eighteen months ended June 30, 1997. The Company has incurred net losses in each of the last five fiscal years, resulting in an accumulated deficit of $14.4 million at June 30, 1997. In addition, since 1992, the Company's operating expenses have increased significantly as a result of efforts to expand its sales and marketing operations, including international sales, to fund greater levels of product development and to increase its administrative infrastructure. Management believes that there can be no guarantee that the Company will generate future taxable income sufficient to realize the benefits of existing deferred assets as of December 31, 1997. There can be no assurance that the Company's net revenues will continue to remain at or increase from the level experienced in the first six months of 1997 or that net revenues will not decline. The Company anticipates that in the future it will make significant investments in its operations, particularly to support sales activities, and that as a result, operating expenses will increase significantly. The Company intends to make such investments on an ongoing basis, primarily from cash generated from operations and, to the extent necessary, funds available from the Company's line of credit, as the Company develops and introduces new products and expands into new markets such as international, corporate and OEM markets. If net revenues do not correspondingly increase, the Company is likely to continue to incur net losses and its financial condition will be materially adversely affected. The Company has not yet achieved profitability on an annual basis, and there can be no assurance that the Company will achieve or sustain profitability on a quarterly basis or annual basis. Furthermore, operating results for future periods are subject to numerous uncertainties. The Company's prospects must be considered in light of the risks encountered by companies with limited operating histories, particularly companies in new and rapidly evolving markets. In addition, the Company's future operating results will depend upon, among other factors, the demand for the Company's software products, the level of product and price competition, the Company's success in expanding its direct and indirect distribution channels, the Company's success in attracting and retaining motivated and qualified personnel, the ability of the Company to expand its international sales, develop and market new products and product upgrades and manage product transitions, the ability of the Company to control costs, the growth of activity on the Internet and the World Wide Web (the "Web"), and general economic conditions. Many of these factors are beyond the

Company's control. If the Company is not successful in addressing such risks, the Company will be materially adversely affected. See "-- Potential Fluctuations in Quarterly Results; Seasonality," "-- Product Concentration; Risks Associated with First Aid Upgrades," and "-- Developing Market"

    Potential Fluctuations in Quarterly Results; Seasonality. The Company's quarterly operating results have fluctuated in the past and are expected to fluctuate significantly in the future. These fluctuations may arise as a result of a number of factors, including the number and timing of new product introductions, upgrades and product enhancements by the Company or its competitors, purchasing patterns of distributors and customers, marketing and promotional programs, pricing and other competitive pressures, order deferrals and product returns in anticipation of new products or upgrades to existing products, the mix of distribution channels through which the Company's products are sold, the Company's decisions regarding hiring and other expenses, market acceptance of the Company's products, market acceptance of commerce over the Internet, technological limitations of the Internet, the developing nature of the market for the Company's products, general economic conditions and other factors. The Company generally ships products as orders are received and, accordingly, the Company has historically operated with relatively little backlog. As a result, quarterly revenues will depend predominantly on the volume and timing of orders received during a particular quarter, both of which are difficult to forecast. With the introduction of First Aid 95, the Company significantly increased its level of operating expenses. The Company anticipates that its operating expenses will continue to increase substantially in the future as a result of efforts to expand its sales and marketing operations, including expanding its international sales, to fund greater levels of product development, and to increase its administrative infrastructure. To the extent that such expenses precede or are not subsequently followed by increased net revenues, the Company's business, results of operations and financial condition will be materially adversely affected. A relatively high percentage of the Company's expenses is fixed in the short term and the Company is generally unable to adjust spending in a timely manner to compensate for shortfalls in net revenues. In addition, the consumer software industry in which the Company operates has seasonal elements. In recent years, the consumer software industry has experienced relatively higher demand for software products in the fourth quarter due to year-end holiday buying and relatively lower demand in the summer months. If net revenues fall below the Company's expectations, expenditure levels as a percentage of total net revenues could be disproportionately high, and operating results would be immediately and adversely affected. The Company believes that period-to-period comparisons of its operating results are not meaningful and should not be relied upon as any indication of future performance. Due to the foregoing factors, among others, it is likely that the Company's future quarterly operating results from time to time will not meet the expectations of securities analysts or investors, which may have an adverse effect on the price of the Company's Common Stock.

    Product Concentration; Risks Associated with First Aid Upgrades. During 1996 and the first six months of 1997, over 90% and 60%, repectively, of the Company's net revenues were attributable to sales of its First Aid products. The Company anticipates that sales of its First Aid products will account a substantial majority of its net revenues in 1997. There can be no assurance that net revenues from the First Aid products will continue to grow at historical rates or be sustainable at current levels. The Company's future financial performance will depend in large part on the successful development, introduction and customer acceptance of new product offerings and enhanced versions of the First Aid products. Any decline in the demand for First Aid products, failure to achieve market acceptance of upgrades to such products or failure of net revenues derived from such products to meet the Company's expectations, whether as a result of competition, technological change or other factors, would have a material adverse effect on the Company's business, results of operations and financial condition.

    Management of Growth; Dependence on Key Personnel. The Company's business has grown rapidly during the past year and such growth has placed and, if sustained, will continue to place, significant demands on the Company's management and resources. Recently, the Company has significantly increased the scale of its operations to support increased sales volumes and to address critical infrastructure and other requirements. This increase included substantial investments in sales and marketing to support sales activities and the hiring of a number of new employees, which have resulted in higher operating expenses. Between December 1, 1995 and June 30, 1997, the number of Company employees increased from approximately 20 to approximately 200 and the Company currently expects to hire many additional employees during 1997. The Company's ability to manage any future growth, should it occur, will continue to depend upon the successful expansion of its sales, marketing, research and development, customer support and administrative infrastructure and the ongoing implementation and improvement of a variety of internal management systems, procedures and controls. There can be no assurance that the Company will be able to attract, manage and retain additional personnel to support any future growth or will not experience significant problems with respect to any infrastructure expansion or the attempted implementation of systems, procedures and controls. Any failure in one or more of these areas would have a material adverse effect on the Company's business, results of operations and financial condition.

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

    Dependence on Distribution Channels. The Company currently sells its products primarily through distributors for resale to the retail channel and through direct mail. Sales to such distributors and sales through direct mail accounted for approximately 69% and 30%, respectively, of the Company's net revenues in 1996. Sales from direct mail have historically operated at lower profitability levels than sales from distributors. Accordingly, quarterly shifts in the mix of sales through distributors and through direct mail could cause fluctuations in the Company's profitability. There can be no assurance that the mix or relative profitability of such sales will remain at current levels in the future. The Company is evaluating the use of alternative distribution channels for its products and began distributing Oil Change through the Internet in October 1996.

    Sales to a limited number of distributors have constituted and are expected to continue to constitute a substantial portion of the Company's net revenues. Sales to the Company's top two distributors, Navarre Corporation ("Navarre") and Ingram Micro, Inc. ("Ingram Micro"), accounted for approximately 26% and 34%, respectively, of the Company's net revenues in the first six months of 1997. The loss of, or reduction in, orders from any of these distributors could have a material adverse effect on the Company's business, results of operations and financial condition. Historically, margins for distributors in the PC software industry have been low, competition has been intense and distributors have relied on timely payments from their customers. Financial difficulties of any distributors could render the Company's associated accounts receivable uncollectible, which could have a material adverse effect on the Company's business, results of operations and financial condition. In addition, any special distribution arrangements or product pricing arrangements that the Company may implement for strategic purposes in one or more of its distribution channels could materially adversely affect its margins.

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

    Risks Associated With Global Operations. During the first half of 1997, approximately 18% of total revenues were from sales to customers outside of the United States. The Company is expanding its sales operations outside of the United States which will require significant management attention and financial resources. The Company's ability to expand its product sales internationally is dependent on the successful development of localized versions of the Company's products, acceptance of such products and the acceptance of the Internet internationally. The Company expects to commit significant resources to customizing its products for selected international markets and to developing international sales and support channels. The Company's First Aid products rely on a knowledge base that contains detailed information based on specific English language versions of third-party hardware and software applications. This knowledge base must be recreated for each foreign language version that is developed to support foreign releases of such products, many of which have been modified from their United States releases. There can be no assurance that this task can be completed in a timely or cost-effective manner or that enough products can be supported to ensure customer acceptance. The Company believes that successful execution of a global strategy is critical to maintaining its current market position and competitive advantage. Failure to successfully expand its products to international markets could cause the Company to lose business to global competitors or prevent the development of strategic relationships with global hardware and software vendors.

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

                           PART II: OTHER INFORMATION

Item 1. Legal Proceedings:

      In June 1997, the Company filed a lawsuits in the U.S. District Court for the Northern District of Georgia against MicroBasic GmbH ("MicroBasic") and Roderick Manhattan Group, Ltd. ("RMG") demanding that they cease copying and distributing MicroHelp UnInstaller. In addition, in June 1997, the Company filed a lawsuit in the Birmingham Mercantile Court, Great Britan, against RMG demanding payment for past due invoices.

Item 4. Submission of Matters to Vote of Security Holders

        On June 4, 1997 the Annual Meeting of Stockholders of the Company was held in Santa Monica, California. An election of Directors was held with a slate of seven candidates, Unni Warrier, Paul Dali, Peter Morris, Suhas Patil, Ronald Posner, Kanwal Rekhi and James Tolonen being elected to the Board of Directors of the Company. Of shares represented and voting, Mr. Warrier received 6,038,152 affirmative votes and 638,353 votes against, Mr. Posner received 6,037,352 affirmative votes and 639,153 votes against and each of the other directors received 6,038,352 affirmative votes and 638,153 votes against.

       The stockholders also ratified the appointment of KPMG Peat Marwick, LLP as independent auditors, to audit the financial statements of the Company for the fiscal year ending December 31, 1997. There were 6,673,255 shares voted in favor of the ratification, 1,200 shares voted against ratification and 2,050 shares abstained.

Item 5. Other Information

       Paul Dali, a member of the Board of Directors of the Company, resigned his position as a director in July 1997, for personal business reasons.


Item 6. Exhibits and Reports on Form 8-K

         (a)    Exhibits
                  10.1 Asset Purchase Agreement between CyberMedia, inc. and Luckman Interactive, Inc. dated April 2, 1997
                  11.2      Statement Regarding Computation of Net Income
                            Per Share
                  27.3      Financial Data Schedule

         (b)    Reports on form 8-K

                  No reports on Form 8-K have been filed during the period for which the report is filed.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                                  CYBERMEDIA, INC.
                                  (Registrant)

Date: August 12, 1997             By:  /s/ Jeffrey W. Beaumont
                                      -----------------------------
                                      Chief Financial Officer
                                      (Principal Financial and
                                      Principal Accounting Officer)

                                INDEX TO EXHIBITS


Exhibit                                                                              Page

    10.1   Asset Purchase Agreement between CyberMedia, inc. and Luckman             25
           Interactive, Inc. dated April 2, 1997


    11.1   Statement Regarding Computation of Net Income Per Share                  160

    27.1   Financial Data Schedule                                                  161