Form 10-Q
period 1997-09-30
CYBERMEDIA INC
filed 1997-11-13
CIK 1019156

================================================================================



                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 1997

                         Commission file number 0-21289



                                CYBERMEDIA, INC.
             (Exact name of registrant as specified in its charter)




                  Delaware                                    95-4347239
            (State or other jurisdiction                    (I.R.S. Employer
            of incorporation or                          Identification Number)


        3000 Ocean Park Blvd., Suite 2001, Santa Monica, California 90405
                    (Address of principal executive offices)
                                   (Zip Code)
                                (310) 581-4700
              (Registrant's telephone number, including area code)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                (1) Yes [X] No [ ]; (2) Yes [ X ] No [  ]

         As of October 31, 1997, 12,339,419 shares of the Registrant's Common Stock, $0.01 par value were issued and outstanding.
================================================================================

                                CYBERMEDIA, INC.

                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION                                              PAGE

         Item 1.  Financial Statements

            Balance Sheets At September 30, 1997 and December 31, 1996         3

            Statements of Operations for the Three and Nine months ended
            September 30, 1997 and 1996                                        4

            Statements of Cash Flows for the Nine Months ended September 30,
            1997 and 1996                                                      5

            Notes to Financial Statements                                      6

         Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                          7

PART II. OTHER INFORMATION                                                    21

         Item 1. Legal Proceedings                                            21

         Item 5. Other Information                                            21

         Item 6. Exhibits and Reports on Form 8-K                             21



                  Signature                                                   22

                  Index to Exhibits                                           23



                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
                                CYBERMEDIA, INC.
                                 BALANCE SHEETS

                                                  September 30,    December 31,
                                                       1997            1996
                                                     Unaudited        Audited
                                                   ------------    -----------
                                        Assets
Current assets:
        Cash and cash equivalents ..............   $ 28,164,000    $ 39,322,000
        Marketable securities ..................      6,927,000            --
        Trade accounts receivable, net .........     25,089,000      12,318,000
        Inventory ..............................      1,268,000       2,365,000
        Prepaid expenses .......................      1,077,000       1,270,000
        Other current assets ...................        343,000         185,000
                                                   ------------    ------------
          Total current assets .................     62,868,000      55,460,000

        Goodwill, net ..........................        195,000            --
        Furniture, fixtures and equipment, net .      2,846,000         990,000
        Other assets ...........................        125,000            --
                                                   ------------    ------------

Total assets ...................................   $ 66,034,000    $ 56,450,000
                                                   ============    ============

          Liabilities and Stockholders' Equity
Current liabilities

        Accounts payable .......................   $  8,708,000    $  7,004,000
        Accrued expenses .......................      5,241,000       1,247,000
        Unearned revenue .......................      4,103,000       4,024,000
        Grant payable ..........................           --           413,000
        Current portion of capital lease .......         20,000          45,000
        Deferred obligation for acquired R&D ...      2,651,000            --
                                                   ------------    ------------
          Total current liabilities ............     20,723,000      12,733,000

        Capital lease obligation & deferred rent        178,000          49,000
        Deferred obligation for acquired R&D ...      3,562,000            --
                                                   ------------    ------------

          Total liabilities ....................     24,463,000      12,782,000

Stockholders' equity
        Common stock ...........................        124,000         119,000
        Additional paid-in capital .............     54,499,000      52,583,000
        Accumulated deficit ....................    (12,760,000)     (9,034,000)
        Currency Translation ...................       (292,000)           --
                                                   ------------    ------------
          Total Stockholders' Equity ...........     41,571,000      43,668,000

Total liabilities and stockholders' equity .....   $ 66,034,000    $ 56,450,000
                                                   ============    ============


See accompanying notes to Financial Statements



                                                       CYBERMEDIA, INC.
                                                   STATEMENTS OF OPERATIONS
                                                         (Unaudited)

                                                      Quarter Ended       Quarter Ended       Nine Months Ended    Nine Months Ended
                                                   September 30, 1997  September 30, 1996    September 30, 1997   September 30, 1996
                                                      ------------         ------------          ------------          ------------

Revenue .....................................         $ 22,457,000         $  8,730,000          $ 59,437,000          $ 22,680,000

Cost of goods sold ..........................            3,950,000            2,391,000            12,038,000             7,280,000
                                                      ------------         ------------          ------------          ------------

Gross profit ................................           18,507,000            6,339,000            47,399,000            15,400,000

Operating Expenses

Research and Development ....................            2,861,000              929,000             7,146,000             2,072,000
Sales & Marketing ...........................           10,130,000            5,817,000            27,869,000            14,426,000
General & ...................................            2,095,000              916,000             4,744,000             2,429,000
Administrative
One-time in-process R&D and
acquisition expenses ........................            2,250,000                 --              11,341,000                  --
                                                      ------------         ------------          ------------          ------------
Total operating .............................           17,336,000            7,662,000            51,100,000            18,927,000
expenses
                                                      ------------         ------------          ------------          ------------

Operating income ............................            1,171,000           (1,323,000)           (3,701,000)           (3,527,000)
(loss)

Other income ................................              477,000                1,000             1,396,000               (23,000)
(expense)
                                                      ------------         ------------          ------------          ------------

Profit (loss) before income .................            1,648,000           (1,322,000)           (2,305,000)           (3,550,000)
taxes

Provision for income taxes ..................                 --                   --               1,421,000                  --
                                                      ------------         ------------          ------------          ------------

Net income (loss) ...........................         $  1,648,000         $ (1,322,000)         $ (3,726,000)         $ (3,550,000)
                                                      ============         ============          ============          ============

Net income (loss) per share .................         $       0.12         $      (0.17)         $      (0.31)         $      (0.45)
Shares used in computing
net income (loss) per share .................           13,803,000            7,889,000            12,090,000             7,872,000


See accompanying notes to Financial Statements



                                                       CYBERMEDIA, INC.
                                                  STATEMENTS OF CASH FLOWS

                                                                                                    Nine Months Ended September 30,
                                                                                                ------------------------------------
                                                                                                     1997                    1996
                                                                                                --------------         -------------
Cash flow from operating activities:
       Net income (loss) ...................................................................       $ (3,726,000)
                                                                                                                       $ (3,550,000)
       Adjustments  to  reconcile  net  loss  to  net  cash  used  in  operating activities:
       Depreciation ........................................................................            517,000             101,000
       Deferred rent .......................................................................            129,000                --
       Royalty expense (adjustment) ........................................................               --               188,000
       Warrants issued for acquired R&D ....................................................            750,000                --
Changes in assets and liabilities:
       Trade accounts receivable, net ......................................................        (12,771,000)         (5,737,000)
       Inventory ...........................................................................          1,097,000            (883,000)
       Prepaid expenses ....................................................................            193,000            (909,000)
       Other current assets ................................................................           (158,000)               --
       Accounts payable ....................................................................          1,291,000           2,327,000
       Accrued expenses ....................................................................          3,994,000             648,000
       Unearned revenues ...................................................................             79,000           3,207,000
       Deferred obligation for acquired R&D ................................................          6,213,000                --
                                                                                                   ------------        ------------
                  Net cash used in operating activities ....................................         (2,392,000)         (4,608,000)
                                                                                                   ------------        ------------

Cash flows used in investing activities - purchases of
       Marketable securities ...............................................................         (6,927,000)               --
       Furniture, fixtures and equipment ...................................................         (2,299,000)           (824,000)
       Goodwill and other assets ...........................................................           (393,000)               --
                                                                                                   ------------        ------------
                  Net cash used by investing activities ....................................         (9,619,000)           (824,000)
                                                                                                   ------------        ------------

Cash flows from financing activities:
       Payment of capital lease obligations ................................................            (25,000)             (1,000)
       Payment of notes payable ............................................................               --               (50,000)
       Proceeds from notes payable to bank .................................................               --                  --
       Proceeds from the issuance of series C preferred stock ..............................               --             5,000,000
       Expenses associated with initial public offering ....................................           (261,000)               --
       Proceeds from the issuance of common stock ..........................................          1,431,000             160,000
                                                                                                   ------------        ------------
                  Net cash used by financing activities ....................................          1,145,000           5,109,000
                                                                                                   ------------        ------------

Effect of Exchange Rate changes on cash ....................................................           (292,000)               --
                                                                                                   ------------        ------------

                  Net decrease in cash and cash equivalents ................................        (11,158,000)           (323,000)

Cash and cash equivalents at beginning of year .............................................         39,322,000           2,050,000
                                                                                                   ------------        ------------

Cash and cash equivalents at end of period .................................................       $ 28,164,000        $  1,727,000
                                                                                                   ============        ============

See accompanying notes to Financial Statements



                                CYBERMEDIA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1997
                                   (unaudited)


1.       Basis of Presentation

         The financial statements for the three months and nine months ended September 30, 1997 and 1996 are unaudited and reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial condition and results for the interim periods. These financial statements should be read in conjunction with the financial statements and notes thereto together with management's discussion and analysis of financial condition and results of operations contained in CyberMedia's Annual Report on Form 10-K for the fiscal year ended December 31, 1996. The results for the three months and nine months ended September 30, 1997 are not necessarily indicative of the results for the entire year ending December 31, 1997.

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

Overview

    CyberMedia is a leading provider of software products that provide automatic service and support to PC users in the Windows environment. The Company commenced operations in November 1991 and introduced its first automatic service and support product, Win Win, in 1993. The Company introduced the first Windows 95 compatible version of its First Aid product line in September 1995. During 1996, and the first nine months of 1997, over 90% and over 60% respectively, of the Company's net revenues were attributable to sales of its First Aid products. Any decline in the demand for First Aid products, failure to achieve market acceptance of upgrades to such products or failure of net revenues derived from such products to meet the Company's expectations, whether as a result of competition, technological change or other factors, would have a material adverse effect on the Company's business, results of operations and financial condition.

    The Company also has a number of new product development efforts under way, including international versions of First Aid 98 and a corporate version of First Aid scheduled for release during 1997, and a portion of future revenues is dependent on the success of these activities. In April, 1997 the Company acquired Microhelp Uninstaller, a product that automatically uninstalls Windows applications and in September, 1997 the Company released First Aid 98, a major upgrade of First Aid 97, and Guard Dog, a personal security and privacy program for internet users.. There can be no assurance that Microhelp Uninstaller, Guard Dog, First Aid 98 or a corporate version of First Aid will achieve significant market acceptance and failure of any of these products to achieve such acceptance could have a material adverse effect on the Company's future financial results.

    The Company has a limited operating history upon which to base an evaluation of its business and prospects. From inception to September 30, 1997, the Company generated net sales of approximately $103.0 million, of which $97.9 million, or 95% of such amount, was generated in the twenty-one months ended September 30, 1997. The Company has incurred net losses in each of the last five fiscal years. At September 30, 1997, the Company had an accumulated deficit of $12.8 million. With the introduction of First Aid 95, the Company began focusing on building its product line and establishing brand name awareness of its products, which has resulted in significantly increased operating expenses. The Company anticipates that its operating expenses will continue to increase significantly in the future as a result of efforts to expand its sales and marketing operations, including international sales, to fund greater levels of product development and to increase its administrative infrastructure. The Company intends to fund increases in operating expenses primarily from cash generated from operations and, to the extent necessary, funds available from the Company's line of credit. In addition, during 1996 and the first nine months of 1997, the

Company's net revenues and operating expenses increased rapidly as compared to prior periods. There can be no assurance that the Company's net revenues will continue to remain at or increase from the levels experienced in the first nine months of 1997 or that net revenues will not decline. The Company's prospects must be considered in light of the risks encountered by companies with limited operating histories, particularly companies in new and rapidly evolving markets. Future operating results will depend upon many factors, including the demand for the Company's software products, the level of product and price competition, the Company's success in expanding its direct and indirect distribution channels, the Company's success in attracting and retaining motivated and qualified personnel, the growth of activity on the Internet and the Web, the ability of the Company to develop and market new products and to control costs and general economic conditions. Many of these factors are beyond the Company's control. There can be no assurance that the Company will be successful in addressing such risks.

    The Company sells its products primarily to distributors for resale to the retail channel as well as directly to consumers through direct mail. In addition, the Company sells its products through software catalogs throughout the United States and Canada. Sales to the Company's top two distributors, Navarre and Ingram Micro accounted for approximately 27% and 37%, respectively, of the Company's net revenues in the nine months ended September 30, 1997 and 25% and 25%, respectively, of net revenues in 1996. No other single customer accounted for more than 10% of net revenues during these periods. Net revenues from direct mail sales in 1996 and the first nine months of 1997 represented approximately 30% and 6% of net revenues in each of these periods, respectively, with the balance of net revenues attributable to sales through distributors, directly to consumers over the internet and from OEM customers. Sales from direct mail have historically operated at lower profitability levels than sales through distributors. Accordingly, quarterly shifts in the mix of sales through distributors and through direct sales could cause fluctuations in the Company's profitability. There can be no assurance that the mix of sales or the relative profitability by distribution channel will remain at current levels in the future.

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

    Revenues are recognized upon the shipment of products to distributors, resellers and end users. With the introduction of First Aid 95 in September 1995, CyberMedia implemented a policy of offering customers updates to its First Aid products over the Internet at no additional cost. Given this policy and because updates are a fundamental and integral part of its First Aid, UnInstaller, Guard Dog and Oil Change products, the Company defers a portion of all First Aid, UnInstaller Guard Dog and Oil Change revenue ratably over estimated update periods, generally one year from the date of sale. At September 30, 1997 the Company's balance sheet included $4.1 million of unearned revenues to reflect future support commitments and other unspecified enhancements to these products. To the extent that revenues from these products continue to grow on a quarterly basis, the total amount of deferred revenue may continue to increase and be reported on the balance sheet as unearned revenue.

    In accordance with Statement of Financial Accounting Standards No. 86, the Company is required to capitalize eligible computer software development costs upon the achievement of technological feasibility, subject to net realizable value considerations. To date, the Company has charged all such costs to product development expenses because such costs have not been material.

     On April 2, 1997, the Company acquired certain assets from Luckman Interactive which included ownership in all intellectual property rights to Microhelp Uninstaller. This acquisition was accounted for largely as in process research and development and was expensed during the quarter ended June 30, 1997. Effective April 14, 1997, CyberMedia acquired Walk Softly, Inc., an internet privacy software developer based in Los Altos, California in exchange for CyberMedia Common Stock. The acquisition of Walk Softly was accounted for on a pooling of interests basis and the financial statements for all periods presented herein have been restated as required by such treatment. On September 30, 1997, the Company acquired certain rights from ServiceWare, Inc. which included access and resale rights to certain ServiceWare technology. This transaction was accounted for largely as in process research and development and was expensed during the quarter ended September 30, 1997.



Results of Operations

    The following table sets forth, as a percentage of net revenues, statement of operations data for the periods indicated:


                                                                          Three Months Ended                   Nine Months Ended
                                                                            September 30,                        September 30,
                                                                        1996               1997              1996             1997
                                                                        ----               ----              ----             ----

Net revenues ............................................              100.0%             100.0%            100.0%           100.0%
Cost of revenues ........................................               27.4               17.6              32.1             20.2
                                                                        ----               ----              ----             ----
  Gross profit ..........................................               72.6               82.4              67.9             79.8
Operating expenses:
  Research and development ..............................               10.6               12.7               9.2             12.0
  Sales and marketing ...................................               66.6               45.1              63.6             46.9
  General and administrative ............................               10.5                9.3              10.7              8.0
  One-time-in-process R&D and
  acquisition expenses ..................................                 --               10.0                --             19.1
                                                                        ----               ----              ----             ----
     Total operating expenses ...........................               87.7               77.2              83.5             86.0
                                                                        ----               ----              ----             ----
     Profit (loss) from operations.......................              (15.1)               5.2             (15.6)            (6.2)

Other income (expense) ..................................                 --                2.1              (0.1)             2.3
                                                                        ----               ----              ----             ----
     Profit (loss) before income ........................              (15.1)               7.3             (15.7)            (3.9)
taxes
Income tax expense ......................................                 --                 --                --              2.4
                                                                        ----               ----              ----             ----
     Net profit (loss) ..................................              (15.1)%              7.3%            (15.7)%           (6.3)%



    Net Revenues. Net revenues increased 157% to $22.5 million in the three months ended September 30, 1997 from $8.7 million in the three months ended September 30, 1996. For the nine month period ended September 30, 1997, net revenues increased 162% to $59.4 million from $22.7 million in the same period in 1996. The Company's net revenues consist of license fees for its software products, less provision for returns. The Company sells its products primarily to distributors for resale to retailers as well as directly to consumers through direct mail, the internet and through software catalogs. The growth in net revenues during these periods was largely attributable to the launch of Uninstaller 4.5 in May 1997 and Guard Dog in September 1997, the expansion of the Company's retail distribution channels and international marketing activities and increased unit volume as a result of the market's growing awareness and acceptance of First Aid and the introduction of Oil Change in September 1996. The Company does not believe that the historical growth rates of its net revenues will be sustainable or are indicative of future results.

    Net revenue from international sales accounted for approximately 12% and 15% of net revenues for the three months ended September 30, 1997 and 1996 respectively. For the nine month periods ended September 30, 1997 and 1996, the percentage of net revenues from international sales was approximately 16% and 7%, respectively. The increase in net revenues from international sales as a percentage of net revenues between these periods was due to the expansion of the Company's international operations and the introductions of localized German, Japanese, British, French, Italian and International English versions of many of its products during the last twelve months. As a result of the expansion of its international operations, the Company now denominates certain international sales in local currencies, primarily in Europe and Japan. As a result, the Company is subject to the risks associated with fluctuations in currency exchange rates. The Company does not currently engage in hedging transactions and there can be no assurance that it will not incur significant losses related to currency fluctuations. Risks inherent in the Company's international sales generally include the impact of fluctuating exchange rates, longer payment cycles, greater difficulty in accounts receivable collection, unexpected changes in regulatory requirements, seasonality due to the slowdown in European business activity during the third quarter, and tariffs and other trade barriers. There can be no assurance that these factors will not have a material adverse effect on the Company's future business, financial condition and results of operations.

    Cost of Revenues. Cost of revenues were $4.0 million and $2.4 million for the three month periods ended September 30, 1997 and 1996, respectively. For the nine months ended September 30, 1997, cost of revenues increased to $12.0 million from $7.3 million for the same period in 1996. Cost of revenues consists primarily of the cost of product media, product duplication, documentation and order fulfillment and royalties. The increases in cost of revenues were due primarily to increased unit shipments of the Company's products.

    Gross  Margin.  Gross  margins  were 82% and 73% in the three  months  ended
September 30, 1997 and 1996, respectively. For the nine month periods ended September 30, 1997 and 1996, gross margins were 80% and 68%, respectively. Gross margins in 1997 were positively affected by a decrease in the percentage of net revenues represented by direct sales, which generated a lower gross margin than sales through distributors during the period and a reduction in net deferrals of revenue in 1997 versus 1996 associated with post sale obligations to customers.

    Research and Development. Research and development expenses increased by 208% from $929,000 in the three months ended September 30, 1996 to $2.9 million in the same period in 1997, representing 11%, and 13% of net revenues in these quarters, respectively. For the nine month periods ended September 30, 1997 and 1996 research and development expenses increased by 245% from $2.1 million to $7.1 million, representing 9% and 12% of revenue, respectively. Research and development expenses consist primarily of personnel costs and, to a lesser extent, payment to third parties for contract services, required to conduct the Company's development efforts. The increase in research and development expenses was primarily attributable to an increase in personnel as the Company increased its product development efforts to support new product introductions and upgrades. The Company believes that significant investments in product development are required to remain competitive. As a consequence, the Company anticipates that it will continue to devote substantial resources to research and development.

    Sales and Marketing. Sales and marketing expenses grew from $5.8 million in the three months ended September 30, 1996 to $10.1 million in the same period of 1997, representing 67% and 45% of net revenues in these periods, respectively. For the nine month periods ended September 30, 1997 and 1996 sales and marketing expenses increased from $14.4 million to $27.9 million, representing 64% and 47% of net revenues, respectively. Sales and marketing expenses consist primarily of costs of all sales and marketing personnel, sales commissions, co-op and other advertising costs, postage and printing costs associated with direct mail sales, package design costs, trade show costs and costs of preparing promotional materials. The increases in the dollar amount of sales and marketing were due primarily to increases in co-op advertising, increases in the number of sales and marketing personnel employed to address new sales opportunities and to support the introduction of new products and expansion of international sales and marketing efforts. The Company expects that sales and marketing expenditures will increase in absolute dollars in the future as it invests in expanding its third-party distribution channels, introduces new products and expands its operations outside the United States.

    General and Administrative. General and administrative expenses increased from $929,000 in the three month period ended September 30, 1996 to $2.1 million in the same period in 1997, representing 11% and 9% of net revenues in these periods, respectively. For the nine month period ended September 30, 1997 general and administrative expenses increased from $2.4 million in 1996 to $4.7 million in 1997, representing 11% and 8% of net revenues, respectively. General and administrative expenses consist primarily of personnel costs for finance, administration, operations and general management, as well as legal, accounting and facilities expenses. The increase in the dollar amount of general and administrative expenses was due principally to growth in the infrastructure of the Company's finance, administrative and operations groups in order to support the Company's expanded operations. The decrease in general and administrative expenses as a percentage of net revenues was due primarily to the growth in net revenues. The Company expects that its general and administrative expenses will increase in absolute dollars in the future as it expands its staffing, information systems and infrastructure.

     One-time in-process R&D and acquisition expenses. On September 30, 1997, the Company acquired certain rights from ServiceWare, Inc. which included access and resale rights to certain ServiceWare technology. This technology was considered to have no alternative future use and was expensed during the quarter ended September 30, 1997 as one-time in-process R&D and acquisition expense. Also reflected in the nine month period ended September 30, 1997 is the April

1997 acquisition of certain assets from Luckman Interactive which included ownership in all intellectual property rights to Microhelp Uninstaller. This acquisition was accounted for largely as in-process research and development.

    Other Income (Expense). Other income (expense) was $477,000 and $1,000 in the three month periods ended September 30, 1997 and 1996, respectively. For the nine month periods ended September 30, 1997 and 1996, other income (expense) was $1,396,000 and $(23,000), respectively. Other income (expense) consists of interest income and interest expense and currency related losses and gains..

    Provision for Income Taxes. The provision for income taxes includes estimated foreign taxes attributable to activities during the nine months ended September 30, 1997. In addition, the provision for income taxes for the nine month period ended September 30, 1997 includes the provision recorded during the first quarter which was recorded at the Company's estimated effective tax rate which, for the three month period ended March 31, 1997 was 38%. The Company had federal and state net operating loss carry-forwards of approximately $3.7 million at December 31, 1996. These loss carry-forwards expire at various dates beginning in the year 2006 and are subject to certain limitations as prescribed by Section 382 of the Internal Revenue Code of 1986, as amended.

Liquidity and Capital Resources

    Since inception, the Company has financed its operations primarily through private sales of Preferred Stock totaling $10.5 million and a grant of $318,000 administered by the ICICI. Furthermore, in October 1996, the Company completed an initial public offering of 2,875,000 shares of Common Stock (including the underwriters' over-allotment of 375,000) at $16.00 per share. Net proceeds to the Company were approximately $41.5 million. In the first nine months of 1996 and 1997, the Company used $4.6 million and $2.4 million of cash, respectively, in operating activities. During these periods, the Company used net cash in operating activities principally to support increases in accounts receivable associated with increased net revenues.

    In the  first  nine  months  of  1996  and  1997,  the  Company's  investing activities consisted of purchases of furniture, fixtures and equipment, primarily PCs and accessories in the amount of $824,000 and $2.3 million, respectively. In addition, during the first nine months of 1997, the Company invested net amounts of $6.9 million in marketable securities and $393,000 of goodwill and other assets in connection with the acquisition of in-process research and development. The Company expects that its capital expenditures will increase as the Company's employee base continues to grow. At September 30, 1997, the Company had no material commitments for capital expenditures.

    To date, the Company has not invested in derivative securities or any other financial instruments that involve a high level of complexity or risk. Management expects that in the future cash in excess of current requirements will be invested in short-term, interest-bearing, investment grade securities.

    At September 30, 1997, the Company had $35.1 million in cash, cash equivalents and marketable securities and $42.1 million in working capital. The Company also had available a $1.0 million unsecured revolving line of credit which expires in May 1998. In addition, the Company has, from time to time, utilized accounts receivable based financing made available by commercial banks.

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

     In October 1997, the American Institute of Certified Public Accountants issued Statement of Position 97-2: "Software Revenue Recognition" (SOP 97-2) which is effective for transactions occurring after December 15, 1997. The Company has not yet determined the impact of SOP 97-2, but believes that its current revenue recognition policies are substantially in compliance with the provisions of such statement.

Factors Affecting Operating Results

    Limited Operating History and History of Operating Losses. The Company has only a limited operating history upon which to base an evaluation of its business and prospects. The Company commenced operations in November 1991 and introduced its first automatic service and support product, Win Win, in 1993. The Company introduced the first Windows 95 compatible version of its First Aid product line in September 1995. During 1996, both the Company's net revenues and operating expenses, particularly sales and marketing expenditures, increased rapidly compared to prior periods. From inception to September 30, 1997 the Company generated net sales of approximately $103.0 million, of which $97.9 million, or 95% of such amount, was generated in the twenty-one months ended September 30, 1997. The Company has incurred net losses in each of the last five fiscal years, resulting in an accumulated deficit of $12.8 million at September 30, 1997. In addition, since 1992, the Company's operating expenses have increased significantly as a result of efforts to expand its sales and marketing operations, including international sales, to fund greater levels of product development and to increase its administrative infrastructure. Management believes that there can be no guarantee that the Company will generate future taxable income sufficient to realize the benefits of existing deferred assets, which are fully reserved as of December 31, 1996. There can be no assurance that the Company's net revenues will continue to remain at or increase from the level experienced in the first nine months of 1997 or that net revenues will not decline. The Company anticipates that in the future it will make significant investments in its operations, particularly to support sales activities, and that as a result, operating expenses will increase significantly. The Company intends to make such investments on an ongoing basis, primarily from cash generated from operations and, to the extent necessary, funds available from the Company's line of credit, as the Company develops and introduces new products and expands into new markets such as international, corporate and OEM markets. If net revenues do not correspondingly increase, the Company is likely to continue to incur net losses and its financial condition will be materially adversely affected. The Company has not yet achieved profitability on an annual basis, and there can be no assurance that the Company will achieve or sustain profitability on a quarterly basis or annual basis. Furthermore, operating results for future periods are subject to numerous uncertainties. The Company's prospects must be considered in light of the risks encountered by companies with limited operating histories, particularly companies in new and rapidly evolving markets. In addition, the Company's future operating results will depend upon, among other factors, the demand for the Company's software products, the level of product and price competition, the Company's success in expanding its direct and indirect distribution channels, the Company's success in attracting and retaining motivated and qualified personnel, the ability of the Company to expand its international sales, develop and market new products and product upgrades and manage product transitions, the ability of the Company to control costs, the growth of activity on the Internet and the World Wide Web (the "Web"), and general economic conditions. Many of these factors are beyond the Company's control. If the Company is not successful in addressing such risks, the Company will be materially adversely affected. See "-- Potential
Fluctuations in Quarterly Results; Seasonality," "-- Product Concentration; Risks Associated with First Aid Upgrades," and "-- Developing Market"

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

    Product Concentration; Risks Associated with First Aid Upgrades. During 1996 and the first nine months of 1997, over 90% and over 60%, respectively, of the Company's net revenues were attributable to sales of its First Aid products. The Company anticipates that sales of its First Aid products will account for a substantial portion of its net revenues in 1997. There can be no assurance that net revenues from the First Aid products will continue to grow at historical rates or be sustainable at current levels. The Company's future financial performance will depend in large part on the successful development, introduction and customer acceptance of new product offerings and enhanced versions of the First Aid products. Any decline in the demand for First Aid products, failure to achieve market acceptance of upgrades to such products or failure of net revenues derived from such products to meet the Company's expectations, whether as a result of competition, technological change or other factors, would have a material adverse effect on the Company's business, results of operations and financial condition.

    Management of Growth; Dependence on Key Personnel. The Company's business has grown rapidly during the past year and such growth has placed and, if sustained, will continue to place, significant demands on the Company's management and resources. Recently, the Company has significantly increased the scale of its operations to support increased sales volumes and to address critical infrastructure and other requirements. This increase included substantial investments in sales and marketing to support sales activities and the hiring of a number of new employees, which have resulted in higher operating expenses. Between December 1, 1995 and September 30, 1997, the number of Company employees increased from approximately 20 to approximately 240 and the Company currently expects to hire additional employees during 1997. The Company's ability to manage any future growth, should it occur, will continue to depend upon the successful expansion of its sales, marketing, research and development, customer support and administrative infrastructure and the ongoing implementation and improvement of a variety of internal management systems, procedures and controls. There can be no assurance that the Company will be able to attract, manage and retain additional personnel to support any future growth or will not experience significant problems with respect to any infrastructure expansion or the attempted implementation of systems, procedures and controls. Any failure in one or more of these areas would have a material adverse effect on the Company's business, results of operations and financial condition.

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

    The Company is dependent upon certain of its executive officers and has entered into employment agreements with certain of its executive officers in order to help assure their retention by the Company. However, there can be no assurance that any such employment agreements will sufficiently incent such executive officers to remain with the Company. The Company does not maintain any key person insurance policies on the lives of any of its executive officers. The loss of or inability to retain these key executive officers for any reason could have a material adverse effect upon the Company's business, results of operations and financial condition.

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

    Microsoft's position as a large, well-capitalized software company with a dominant share of the market for PC operating system software could enable it to develop products that compete effectively with those of the Company. In particular, Microsoft has incorporated "Plug and Play" capabilities into current versions and expected to continue to incorporate in future versions of its operating systems. Plug and Play capabilities are designed to allow PC users to add on any computer peripheral (such as a modem, video or sound card) to a Windows-based system and enable that peripheral to work immediately, without concern for software configuration errors or driver conflicts. In addition, to the extent that Microsoft incorporates functionality comparable, or perceived as comparable, to that offered by the Company into its Windows products (or separately offers comparable products), sales of the Company's products could be materially adversely affected. There can be no assurance that any such action by Microsoft or others would not render the Company's products noncompetitive or obsolete.

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

    Dependence on Microsoft Windows. The Company's success is dependent on the continued widespread use of the Windows operating systems for PCs. The Company's First Aid products automatically detect, diagnose and resolve common software conflicts and configuration errors arising in the Windows operating environment. Although Windows operating systems are currently used by many PC users, other companies, including International Business Machines Corporation and Apple Computer, Inc., have developed or are developing other operating systems that compete, or will compete, with Windows. In the event that any of these alternative operating systems become widely accepted in the PC marketplace, demand for the Company's products could be adversely affected, thereby materially adversely affecting the Company's business, results of operations and financial condition. In addition, Microsoft may introduce a new operating system to replace Windows or could incorporate some or many of the key features of the Company's products in new versions of its operating systems, thereby eliminating the need for users to purchase the Company's products. The inability to adapt current products or to develop new products for use with any new operating systems on a timely basis would have a material adverse effect on the Company's business, results of operations and financial condition.

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

    Sales to a limited number of distributors have constituted and are expected to continue to constitute a substantial portion of the Company's net revenues. Sales to the Company's top two distributors, Navarre Corporation ("Navarre") and Ingram Micro, Inc. ("Ingram Micro"), accounted for approximately 27% and 37%, respectively, of the Company's net revenues in the first nine months of 1996 and 1997. The loss of, or reduction in, orders from any of these distributors could have a material adverse effect on the Company's business, results of operations and financial condition. Historically, margins for distributors in the PC software industry have been low, competition has been intense and distributors have relied on timely payments from their customers. Financial difficulties of any distributors could render the Company's associated accounts receivable uncollectible, which could have a material adverse effect on the Company's business, results of operations and financial condition. In addition, any special distribution arrangements or product pricing arrangements that the Company may implement for strategic purposes in one or more of its distribution channels could materially adversely affect its margins.

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

    Although the Company establishes reserves based on estimated future returns of products, taking into account promotional activities, the timing of new product introductions, distributor and retailer inventories of the Company's products and other factors, there can be no assurance that actual levels of returns will not significantly exceed amounts anticipated by the Company. In addition, the Company provides price protection to its distributors in the event the Company reduces its prices. While to date, the number of products returned to the Company has been within the Company's expectations, there can be no assurance that the number of returns will not significantly increase in the future. Any material increase in the level of returns could materially adversely affect the Company's business, results of operations and financial condition.

    Dependence on the Internet. The commercial viability of Oil Change and Guard Dog and the Company's ability to execute its strategy to leverage Oil Change as an Internet-based platform for other products and services are dependent upon the continued development and acceptance of the Internet as a delivery medium for third-party software programs. In addition, the Company's future success may be dependent upon continued growth in the use of the Internet in order to support the distribution of products and future upgrades. The use of the Internet as a distribution channel is new and unproven and represents a significant departure from traditional distribution methods employed by software companies. Critical issues concerning the commercial use of the Internet (including security, reliability, cost, ease of use and access and speed) remain unresolved and may affect the use of the Internet as a medium to distribute software. There can be no assurance that the use of the Internet as a distribution channel will be effective for either current or future products. The failure of the Internet to be an effective distribution channel could have a material adverse effect on the Company's business and prospects. The Company's future success depends, in part, upon the future growth of the Internet for commercial transactions. There can be no assurance that communication or commerce over the Internet will become widespread and it is not known whether this market will develop to the extent necessary for demand for the Company's products to emerge and become sustainable. The Internet may not prove to be a viable commercial marketplace for a number of reasons, including inadequate communications bandwidth and a lack of secure payment mechanisms. To the extent that the Internet continues to experience significant growth in the number of users and level of use, there can be no assurance that the Internet infrastructure will continue to be able to support the demands placed upon it. Moreover, the Internet could lose its viability due to delays in the development or adoption of new standards and protocols required to handle increased levels of Internet activity or due to increased governmental regulation. Changes in or insufficient availability of telecommunications services to support the Internet also could result in slower response times which might adversely affect customers' ability or willingness to access the Company's products or upgrades over the Internet. In addition, the security and privacy concerns of existing and potential customers, as well as concerns related to computer viruses, may inhibit the growth of the Internet marketplace generally and the customer base for the Company's Oil Change product in particular. The viability of Oil Change also depends upon the continuation of the current practice of publishing new updates and patches to commonly used software applications and device drivers on vendors' Web sites.

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

    While to date the Company's international sales have been relatively small, the Company intends to devote substantial resources in an effort to expand the international distribution of its products. The laws of some foreign countries either do not protect the Company's proprietary rights or offer only limited protection for those rights. The Company has not registered its copyrights in any foreign countries. While in most foreign countries registration is not required in order to receive copyright protection, the ability to bring an enforcement action and obtain certain remedies depends on compliance with that country's copyright laws. Consequently, the Company's failure to register its copyrights abroad may make enforcement of these rights more difficult or reduce the available remedies in any enforcement action. In addition, the Company has not to date pursued foreign registration of its trademarks due to the significant costs involved and, as a result, the Company may not be able to prevent a third party from using its trademarks in many foreign jurisdictions.

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

    Risks Associated With Global Operations. During the first nine months of 1997, approximately 16% of total net revenues were from sales to customers outside of the United States. The Company is expanding its sales operations outside of the United States which will require significant management attention and financial resources. The Company's ability to expand its product sales internationally is dependent on the successful development of localized versions of the Company's products, acceptance of such products and the acceptance of the Internet internationally. The Company expects to commit significant resources to customizing its products for selected international markets and to developing international sales and support channels. The Company's First Aid products rely on a knowledge base that contains detailed information based on specific English language versions of third-party hardware and software applications. This knowledge base must be recreated for each foreign language version that is developed to support foreign releases of such products, many of which have been modified from their United States releases. There can be no assurance that this task can be completed in a timely or cost-effective manner or that enough products can be supported to ensure customer acceptance. The Company believes that successful execution of a global strategy is critical to maintaining its current market position and competitive advantage. Failure to successfully expand its products to international markets could cause the Company to lose business to global competitors or prevent the development of strategic relationships with global hardware and software vendors.

    International operations are subject to a number of risks, including costs of customizing products for foreign countries, dependence on independent resellers, multiple and conflicting regulations regarding communications, use of data and control of Internet access, longer payment cycles, unexpected changes in regulatory requirements, import and export restrictions and tariffs, difficulties in staffing and managing foreign operations, greater difficulty or delay in accounts receivable collection, potentially adverse tax consequences, the burdens of complying with a variety of foreign laws, the impact of possible recessionary environments in economies outside the United States and political and economic instability.. An increase in the value of the United States dollar relative to foreign currencies could make the Company's products more expensive and, therefore, potentially less competitive in foreign markets. If the Company increases its international sales, its net revenues may also be affected to a greater extent by seasonal fluctuations resulting from lower sales that typically occur during the summer months in Europe and other parts of the world.

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

                           PART II: OTHER INFORMATION

Item 1. Legal Proceedings:

      In June 1997, the Company filed lawsuits in the U.S. District Court for the Northern District of Georgia against MicroBasic GmbH ("MicroBasic") and Roderick Manhattan Group, Ltd. ("RMG") demanding that they cease copying and distributing MicroHelp UnInstaller. In addition, in June 1997, the Company filed a lawsuit in the Birmingham Mercantile Court, Great Britain, against RMG demanding payment for past due invoices.


Item 5. Other Information

       Paul Dali, a member of the Board of Directors of the Company, resigned his position as a director in July 1997, for personal business reasons.


Item 6. Exhibits and Reports on Form 8-K

         ( a ) ...Exhibits
                  10.1 Software License and Distribution Agreement between CyberMedia, Inc. and ServiceWare, Inc., dated September 30, 1997
                  11.1      Statement Regarding Computation of Net Income Per
                            Share
                  27.1      Financial Data Schedule

         ( b )...Reports on form 8-K

                  No reports on Form 8-K have been filed during the period for which the report is filed.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

         .........
         .........                                       CYBERMEDIA, INC.
         .........                                       (Registrant)

Date: November 12, 1997                            By:  /s/ Jeffrey W. Beaumont
                                                      ------------------------
                             Chief Financial Officer
                          (Principal Financial and Principal Accounting Officer)

                                INDEX TO EXHIBITS


Exhibit  .........                                                          Page
                                                                            ----
    10.1 Software License and Distribution Agreement between                  24
         CyberMedia, Inc. and ServiceWare, Inc., dated September 30, 1997(1)

    11.1 Statement Regarding Computation of Net Income Per Share              45

    27.1 Financial Data Schedule                                              46


(1) confidential treatment requested.