Form 10-Q/A
period 1997-09-30
CYBERMEDIA INC
filed 1997-12-04
CIK 1019156

================================================================================



                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q/A


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

                                CYBERMEDIA, INC.

                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION                                              PAGE

         Item 1.  Financial Statements

            Balance Sheets At September 30, 1997 and December 31, 1996         3

            Statements of Operations for the Three and Nine months ended
            September 30, 1997 and 1996                                        4

            Statements of Cash Flows for the Nine Months ended September 30,
            1997 and 1996                                                      5

            Notes to Financial Statements                                      6

         Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                          7

PART II. OTHER INFORMATION                                                    21

         Item 1. Legal Proceedings                                            21

         Item 2. Change in Securities and Use of Proceeds                     21

         Item 5. Other Information                                            21

         Item 6. Exhibits and Reports on Form 8-K                             21



                  Signature                                                   22

                  Index to Exhibits                                           23



                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
                                CYBERMEDIA, INC.
                                 BALANCE SHEETS

                                                  September 30,    December 31,
                                                       1997            1996
                                                     Unaudited        Audited
                                                   ------------    -----------
                                        Assets
Current assets:
        Cash and cash equivalents ..............   $ 28,164,000    $ 39,322,000
        Marketable securities ..................      6,927,000            --
        Trade accounts receivable, net .........     25,089,000      12,318,000
        Inventory ..............................      1,268,000       2,365,000
        Prepaid expenses .......................      1,077,000       1,270,000
        Deferred taxes .........................      2,060,000            --
        Other current assets ...................        343,000         185,000
                                                   ------------    ------------
          Total current assets .................     64,928,000      55,460,000

        Goodwill, net ..........................        195,000            --
        Furniture, fixtures and equipment, net .      2,846,000         990,000
        Other assets ...........................        125,000            --
                                                   ------------    ------------

Total assets ...................................   $ 68,094,000    $ 56,450,000
                                                   ============    ============

          Liabilities and Stockholders' Equity
Current liabilities

        Accounts payable .......................   $  8,318,000    $  7,004,000
        Accrued expenses .......................      4,117,000       1,247,000
        Income tax payable .....................      3,184,000            --
        Unearned revenue .......................      4,103,000       4,024,000
        Grant payable ..........................        390,000         413,000
        Current portion of capital lease .......         20,000          45,000
        Deferred obligation for acquired R&D ...      4,526,000            --
                                                   ------------    ------------
          Total current liabilities ............     24,658,000      12,733,000

        Capital lease obligation & deferred rent        178,000          49,000
        Deferred obligation for acquired R&D ...      1,687,000            --
                                                   ------------    ------------

          Total liabilities ....................     26,523,000      12,782,000

Stockholders' equity
        Common stock ...........................        124,000         119,000
        Additional paid-in capital .............     54,499,000      52,583,000
        Accumulated deficit ....................    (12,760,000)     (9,034,000)
        Currency Translation ...................       (292,000)           --
                                                   ------------    ------------
          Total Stockholders' Equity ...........     41,571,000      43,668,000

Total liabilities and stockholders' equity .....   $ 68,094,000    $ 56,450,000
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


See accompanying notes to Financial Statements



                                                       CYBERMEDIA, INC.
                                                  STATEMENTS OF CASH FLOWS

                                                                                                    Nine Months Ended September 30,
                                                                                                ------------------------------------
                                                                                                     1997                    1996
                                                                                                --------------         -------------
Cash flow from operating activities:
       Net income (loss) ...................................................................       $ (3,726,000)       $ (3,550,000)

       Adjustments  to  reconcile  net  loss  to  net  cash  used  in  operating activities:
       Depreciation and amortization........................................................            517,000             101,000
       Deferred taxes ......................................................................         (2,060,000)               --
       Deferred rent .......................................................................            129,000                --
       Royalty expense (adjustment) ........................................................            386,000             188,000
       Warrants issued for acquired R&D ....................................................            750,000                --
Changes in assets and liabilities:
       Trade accounts receivable, net ......................................................        (12,771,000)         (5,737,000)
       Inventory ...........................................................................          1,097,000            (883,000)
       Prepaid expenses ....................................................................            193,000            (909,000)
       Other current assets ................................................................           (158,000)               --
       Accounts payable ....................................................................          1,314,000           2,327,000
       Accrued expenses ....................................................................          2,870,000             648,000
       Income taxes payable ................................................................          3,184,000                --
       Unearned revenues ...................................................................             79,000           3,207,000
       Grant payable .......................................................................           (409,000)
       Deferred obligation for acquired R&D ................................................          6,213,000                --
                                                                                                   ------------        ------------
                  Net cash used in operating activities ....................................         (2,392,000)         (4,608,000)
                                                                                                   ------------        ------------

Cash flows used in investing activities - purchases of
       Marketable securities ...............................................................         (6,927,000)               --
       Furniture, fixtures and equipment ...................................................         (2,299,000)           (824,000)
       Goodwill and other assets ...........................................................           (393,000)               --
                                                                                                   ------------        ------------
                  Net cash used by investing activities ....................................         (9,619,000)           (824,000)
                                                                                                   ------------        ------------

Cash flows from financing activities:
       Payment of capital lease obligations ................................................            (25,000)             (1,000)
       Payment of notes payable ............................................................               --               (50,000)
       Proceeds from notes payable to bank .................................................               --                  --
       Proceeds from the issuance of series C preferred stock ..............................               --             5,000,000
       Expenses associated with initial public offering ....................................           (261,000)               --
       Proceeds from the issuance of common stock ..........................................          1,431,000             160,000
                                                                                                   ------------        ------------
                  Net cash used by financing activities ....................................          1,145,000           5,109,000
                                                                                                   ------------        ------------

Effect of Exchange Rate changes on cash ....................................................           (292,000)               --
                                                                                                   ------------        ------------

                  Net decrease in cash and cash equivalents ................................        (11,158,000)           (323,000)

Cash and cash equivalents at beginning of year .............................................         39,322,000           2,050,000
                                                                                                   ------------        ------------

Cash and cash equivalents at end of period .................................................       $ 28,164,000        $  1,727,000
                                                                                                   ============        ============
Supplemental disclosure of cash flow information:
  Cash paid during the period for:
     Interest ..............................................................................       $      5,000        $     68,000
     Income taxes ..........................................................................               --               440,000
Supplemental disclosure of noncash investing and financing activities:
     Acquisition of equipment through capital lease agreements .............................       $       --          $     94,000

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

     At September 30, 1997, the Company had $35.1 million in cash, cash equivalents and marketable securities and $42.1 million in working capital. The Company also had available a $1.0 million unsecured revolving line of credit which expires in May 1998. In addition, the Company has, from time to time, utilized accounts receivable based financing made available by commercial banks including sales of trade accounts receivable to such commercial banks. Such arrangements are non-recourse, except for sales returns and marketing credits. At September 30, 1997, the Company had sold $4.8 million of trade accounts receivable without recourse (subject to sales returns and marketing credits) which remained outstanding at that date.

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

Item 2. Changes in Securities and Use of Proceeds

     In October 1996, the Company completed an initial public offering, pursuant to a registration statement on Form S-1, of 2,875,000 shares of Common Stock (including the underwriters' overallotment of 375,000 shares) at $16.00 per share. The managing underwriters were Hambrecht and Quist, Lehman Brothers and Wessels Arnold and Henderson. The offering has been terminated and all of the shares were sold. The Company received approximately $41.5 million, net of underwriters' discounts, commissions and other offering costs. The offering costs were approximately $1.1 million. The principal purpose of the offering was to raise cash for working capital and other general corporate purposes, to pay outstanding notes and grants payable, and if opportunities became available, to invest in complementary businesses and products. The Company invested the proceeds in short term, investment grade interest bearing securities. During the three and nine month periods ended September 30, 1997 the Company continued to invest the proceeds in such securities in addition to using the proceeds to fund on-going working capital requirements and acquire the rights to MicroHelp Uninstaller. None of the expenses incurred in the offering constituted direct or indirect payments to directors, officers or general partners of the issuer or to their associates or persons owning 10% or more of any class of equity security of the issuer or to any affiliate of the issuer.

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

         .........
         .........                                       CYBERMEDIA, INC.
         .........                                       (Registrant)

Date: December 4, 1997                            By:  /s/ Jeffrey W. Beaumont
                                                      ------------------------
                             Chief Financial Officer
                          (Principal Financial and Principal Accounting Officer)

                                INDEX TO EXHIBITS


Exhibit  .........                                                          Page
                                                                            ----
    10.1 Software License and Distribution Agreement between                  24
         CyberMedia, Inc. and ServiceWare, Inc., dated September 30, 1997(1)

    11.1 Statement Regarding Computation of Net Income Per Share              40

    27.1 Financial Data Schedule                                              41


(1) confidential treatment requested.