Form 10-K
period 1997-12-31
CYBERMEDIA INC
filed 1998-03-30
CIK 1019156

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES AND EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM --------------- TO --------------- .

                         COMMISSION FILE NUMBER 0-21289

                                CYBERMEDIAT, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                      95-4347239
       (STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NUMBER)

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

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                          COMMON STOCK $0.01 PAR VALUE
                            ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  [X]     No  [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 20, 1998, was approximately $72,479,000 based on the closing price reported for such date on the Nasdaq National Market System. For purposes of this disclosure shares of Common Stock held by each executive officer and director and by each holder of 5% or more of the outstanding shares of Common Stock have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     As of March 20, 1998, Registrant had 12,725,203 shares of Common Stock outstanding
                            ------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

     Parts of the Proxy Statement for the Registrant's 1998 Annual Meeting of Stockholders (the "Proxy Statement") are incorporated by reference into Part III of this Annual Report on Form 10-K.
================================================================================

                                     PART 1

     THIS ANNUAL REPORT ON FORM 10-K FOR CYBERMEDIA, INC. (THE "COMPANY"), AND THE DOCUMENTS INCORPORATED HEREIN BY REFERENCE CONTAIN FORWARD-LOOKING STATEMENTS THAT HAVE BEEN MADE PURSUANT TO THE PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SUCH FORWARD-LOOKING STATEMENTS ARE BASED ON CURRENT EXPECTATIONS, ESTIMATES AND PROJECTIONS ABOUT CYBERMEDIA'S INDUSTRY, MANAGEMENT'S BELIEFS, AND CERTAIN ASSUMPTIONS MADE BY CYBERMEDIA'S MANAGEMENT. WORDS SUCH AS "ANTICIPATES," "EXPECTS," "INTENDS," "PLANS," "BELIEVES", "SEEKS", "ESTIMATES", VARIATIONS OF SUCH WORDS AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. THESE STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND ARE SUBJECT TO CERTAIN RISKS, UNCERTAINTIES AND ASSUMPTIONS THAT ARE DIFFICULT TO PREDICT; THEREFORE, ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE EXPRESSED OR FORECASTED IN ANY SUCH FORWARD-LOOKING STATEMENTS. SUCH RISKS AND UNCERTAINTIES INCLUDE THOSE SET FORTH HEREIN UNDER "FACTORS THAT MAY EFFECT FURTHER RESULTS" ON PAGES 19 THROUGH 28, AS WELL AS THOSE NOTED IN THE DOCUMENTS INCORPORATED HEREIN BY REFERENCE. UNLESS REQUIRED BY LAW, THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE PUBLICLY ANY FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE. HOWEVER, READERS SHOULD CAREFULLY REVIEW THE RISK FACTORS SET FORTH IN OTHER REPORTS OR DOCUMENTS THE COMPANY FILES FROM TIME TO TIME WITH THE SECURITIES AND EXCHANGE COMMISSION, PARTICULARLY THE QUARTERLY REPORTS ON FORM 10-Q AND ANY CURRENT REPORTS ON FORM 8-K.

ITEM 1. BUSINESS

                                    BUSINESS

     Cybermedia, Inc. (the "Company"), a Delaware corporation, was incorporated in California in November 1991, and was subsequently reincorporated in Delaware in October 1996. CyberMedia is a leading provider of automatic service and support software products for Windows-based PC users. The Company's products, which include First Aid, UnInstaller, Guard Dog Deluxe, Oil Change, and CyberMedia Support Server, enable users to support their PCs and reduce their reliance on costly and increasingly scarce technical support services. The Company has had at least one product among the top ten best-selling Windows business software sold in the United States (by number of units) in each month from January 1996 through December 1997, according to PC Data. On December 8, 1997 the Company introduced the CyberMedia Support Server (CSS) Repair Engine for Workgroups, the first product in the CyberMedia Support Server line of Automatic Technical Support products and services, targeting the business and enterprise markets. CSS is designed for workgroups within larger corporations and small-to mid-size businesses and developed specifically to address the PC technical support burden and the rising total cost of PC ownership (TCO).

     In today's typical Windows-based PC configuration, the integration of a wide range of hardware and software components from different vendors coupled with a greater use of the Internet has resulted in an increase in the number and types of system errors, technical difficulties and security concerns. PC users, corporate Information Systems (IS) administrators and software and hardware vendors share a common need for the timely resolution of technical support problems. These technical support problems are compounded by the complexity of today's PC environment and a decline in the technical sophistication of the average PC user. In response to cost pressures and often unmanageable levels of technical support calls, many software and hardware vendors are scaling back or completely eliminating the technical support that they once provided free of charge. In the enterprise market, widespread deployment of PCs has resulted in rising support costs and total cost of ownership. These costs have arisen due to non-standard desktop configurations, software conflicts and incompatibilities, and the increasingly complex nature of PC applications.

     The Company believes that the Internet is emerging as a medium for vendors to quickly and cost-effectively disseminate software updates and patches to correct problems or resolve compatibility issues associated with their products. Despite the potential benefits of the Internet, the Company believes that few PC users have the time or technical knowledge required to identify, locate, download and install the updates and patches that apply to their PCs. In addition, PC users accessing the Internet need to maintain security and privacy as well as to protect their PCs from viruses and other threats.

     The Company has developed an automated approach to technical service and support that enables the Company to deliver software support solutions to Windows-based PC users. The Company's products are based on its scalable ActiveHelp architecture that allows for the support of a broad range of PC products and enables the Company's products to be regularly updated through the Internet. The Company's products utilize a knowledge base of general and system-specific information encompassing a wide range of software applications, PC hardware and peripherals, networks and security threats. The Company's objective is to capitalize on the growing need for technical support by being first to market with innovative products and product upgrades that leverage the Company's proprietary technology and incorporate feedback from its user base.

     The Company's products enable PC users to fix, update, clean and guard their PCs. The Company's flagship First Aid family of products is designed to detect, diagnose and resolve a wide range of software conflicts and enable PC users to diagnose and resolve problems without relying on costly and increasingly scarce technical support services. In addition to First Aid, the Company markets UnInstaller, Guard Dog Deluxe and Oil Change. UnInstaller allows users to safely uninstall unwanted Windows applications, identify and delete duplicate or unwanted files, and move applications to different folders, drives or computers while maintaining intact existing links. Guard Dog Deluxe is a personal Internet privacy and security software product that protects PC users by maintaining a "firewall" around critical and sensitive information, such as passwords and financial records as well as by providing traditional anti-virus protection. Oil Change is an Internet-based software product that is designed to provide a solution for PC users to locate many of the most recent software updates and patches applicable to their systems and download and install them, often automatically, through the Internet.

     The Company is currently developing a line of automatic service and support products to address the needs of the enterprise market. The first product in this line, CSS Repair Engine, was released in December 1997. Leveraging First Aid's recognition and repair functionality, CSS Repair Engine provides IS administrators with centralized and automated detection, diagnosis and resolution of a wide range of software conflicts and configuration problems associated with Windows-based client PCs.

PRODUCTS

     The Company's products enable users to support their PCs while reducing reliance upon costly and increasingly scarce technical support services. The Company's scalable ActiveHelp architecture supports a broad range of PC products by providing the following: automatic diagnosis and resolution of computer problems, protection of system integrity by creating a backup of all changes to critical configuration files, regular and automatic updating of system and application files through the Internet, safe and controllable uninstallation and transportation of installed programs, and protection against many Internet-borne viruses, hostile Java applets, ActiveX controls and privacy threats. Each of the Company's products includes a 60-day unconditional money-back guarantee. The Company's ActiveHelp product family is currently comprised of the following products:

  First Aid

     The First Aid family of products is designed to automatically detect, diagnose and resolve a wide range of software conflicts and configuration problems associated with Windows-based PCs using the Company's knowledge base of product and vendor-specific technical support information. This knowledge base, which is installed locally on a PC when First Aid is installed, can be updated by connecting through the Internet to the Company's regularly updated ActiveHelp Center server.

     In 1994, 1995 and 1996 virtually all of the Company's sales were from the First Aid family. The First Aid family of products has included First Aid, First Aid 95, First Aid 95 Deluxe, First Aid 97, First Aid 98 and First Aid 98 Deluxe. First Aid products are currently available for Windows 95, Windows 3.1 and Windows for Workgroups 3.11.

     Key features of the First Aid family include the following:

     - Fixes many configuration and setup problems with Windows applications by ensuring that all Dynamic Linking Library (DLL) files required by an application at startup are present in the correct directories. Locates and copies misplaced DLLs to the correct directories when needed.

     - Performs feature-by-feature checks on many popular applications. Detects and fixes problems caused by misplaced DLLs and invalid entries in Windows configuration files.

     - Detects setup problems with many popular multimedia cards and CD-ROM drives. Corrects problems by installing proper drivers and modifying configuration files as needed.

     - Identifies and resolves many setup problems with modems, on-line access services and local area networks.

     - Intercepts many General Protection Faults and other crashes. Returns users to their original application where they can save their work that may have been lost otherwise.

     - Verifies whether disk caches, memory buffers and other parameters on a PC have been set for optimal performance. Makes recommendations that can help boost PC performance.

     - Allows users to recover hard disk space by removing and archiving infrequently used features in many popular applications.

     - Automatically monitors changes in a PC's configuration files. Enables users to restore the PC to a prior working configuration if the PC fails to work properly.

     - Creates an emergency disk that backs up critical files and parameters. The emergency disk can be used to reboot and restore a PC's setup files in the event those files are destroyed.

     - Enables users to update the First Aid knowledge base on their PCs through automatic downloads from the ActiveHelp Center server, an up-to-date knowledge base residing on the Company's Internet server.

  First Aid 98

     First Aid 98 was introduced in the third quarter of 1997. The fifth generation of First Aid products, First Aid 98 includes all of the features of previous versions with the following added features:

     - Repairs many Internet access problems by examining the entire PC Internet setup -- modem, browser and Internet service provider settings -- and readjusting the system, or reinstalling or updating files.

     - Identifies damaged or corrupted program and system files and replaces them with the original files from the manufacturer, alleviating the need to reinstall entire programs or Windows itself.

     - Features a simpler, easier to use graphical interface.

     - Addresses many start-up problems by reinstalling critical components of Windows which may be damaged or missing.

     The First Aid 98 Deluxe version includes anti-virus protection and removal as well as a PC Cleaning Kit and Guide for cleaning the computer monitor, keyboard, mouse, disk drive, CD-ROMs and the CPU exterior.

  UnInstaller

     UnInstaller allows users to uninstall unwanted Windows applications, identify and delete duplicate or unwanted files, and move applications to different folders, drives or computers while maintaining intact existing links. UnInstaller allows the PC user to "clean out" unneeded files and applications and thereby free up valuable disk space and improve the PCs performance.

     The Company acquired the worldwide distribution and future development rights to MicroHelp UnInstaller from Luckman Interactive, Inc. in April 1997. In May 1997, the Company introduced the product as UnInstaller 4.5, a faster, Internet-enabled version.

  Guard Dog Deluxe

     Introduced in September of 1997, Guard Dog Deluxe is a personal Internet privacy and security software product designed for Windows 95 users. Guard Dog Deluxe protects PC users by maintaining a personal "firewall" around critical and sensitive information, such as passwords and financial records, as well as by providing anti-virus protection. Guard Dog Deluxe can detect attacks from sources such as hostile ActiveX controls and Java applets as well as viruses addressed by other anti-virus software products. It also automatically blocks unwanted "cookies" (data files that are placed on a PC by Web sites to collect information including the PC user's browsing habits), and blocks search requests and other data entered at a Web site from being forwarded silently to other sites.

  Oil Change

     Oil Change, which is currently available for Windows 95, is an Internet-based software product that is designed to provide a solution for PC users to locate easily many of the most recent software updates and patches applicable to their systems and download and install them through the Internet. Oil Change enables PC users to keep their systems up-to-date, thereby enhancing overall system performance and avoiding problems frequently encountered as a result of outdated software and device drivers.

     Oil Change examines a user's PC and develops a profile of the installed software applications and hardware device drivers. Oil Change then connects to the Company's ActiveHelp Center server through the Internet to compare this profile with the Company's regularly updated central knowledge base of information on updates and patches available at various vendor Web sites. Oil Change offers the user a list of available updates and patches and the problems that these updates and patches are intended to resolve. Upon the PC user's request, Oil Change retrieves and installs selected updates and patches.

  CyberMedia Support Server

     The Company is leveraging its ActiveHelp architecture to develop a line of automatic service and support products to address the needs of the enterprise market. The first product in this line, CSS Repair Engine for Workgroups, was released in December, 1997. Leveraging the latest First Aid recognition and repair functionality, CSS Repair Engine provides IS administrators with centralized and automated detection, diagnosis and resolution of a wide range of software conflicts and configuration problems associated with Windows-based client PCs. CSS Repair Engine's administration console allows control by system administrators through a web browser. A TimeTrak feature controls use of problem applications, such as games in the network environment, and allows restoration of machines with damaged registries, failed installations, and other related problems by allowing controlled restoration of previous registry and configuration settings. CSS Repair Engine for Workgroups has been initially released for the Windows NT Servers 4.0 supporting Windows 95, Windows 3.x and Windows NT clients.

TECHNOLOGY

     The Company's ActiveHelp technology consists of three components, Agents, the ActiveHelp Center server and ActiveHelp Studio, which together provide an open, scalable architecture for developing and continually updating the Company's automatic service and support software products.

     Each of the Company's products incorporates Agents, client-level software that detects and solves problems locally at the user's PC. These Agents connect to the Company's ActiveHelp Center server through the Internet to access centralized knowledge bases of technical support information. Information on the

ActiveHelp Center server is regularly updated and expanded using the ActiveHelp Studio, the Company's tools set. ActiveHelp Studio enables technical support information to be defined and added to the ActiveHelp Center server in a standardized format.

DISTRIBUTION, MARKETING AND STRATEGIC ALLIANCES

  Distribution

     The Company sells its products to individual and corporate users primarily through retail distribution channels. In addition, the Company sells its products to end users through direct mail and the Internet. The Company is expanding the marketing and sale of its products internationally and through certain strategic partners. The Company also is seeking to expand its distribution to include Value Added Resellers (VAR) in order to access the enterprise market.

     Domestic. The Company's principal domestic channels of distribution are through software distributors for resale to the retail sales channel. Net sales to the Company's top two distributors, Ingram Micro and Navarre, accounted for approximately 25% and 25% of net revenues, respectively both in 1997 and in 1996, and 16% and 9%, respectively, in 1995. The Company's products are currently available at more than 10,000 locations through major retailers, including CompUSA Inc., Sam's Club, Micro Center, Egghead Software, Computer City, Fry's Electronics, Inc., Office Depot, Inc., Best Buy and Price Costco Inc.

     The Company monitors the levels of purchases and returns on a customer by customer basis. Sales are made subject to rights of return and reserves are established at time of shipment for future return of product based on product history, analysis of retail sell-through and other factors. Product returns, or obligations resulting from the Company's price protection policy, that exceed the Company's reserves could adversely affect the Company's business, results of operations and financial condition.

     International. The Company markets its products through authorized distributors in the United Kingdom, Australia, Japan, Germany, France and Italy who resell to retail stores. International sales accounted for approximately 10% and 19% of the Company's net revenues in 1996 and 1997, respectively. The Company has developed localized versions of certain of its ActiveHelp products for the French, German, United Kingdom, Japanese and Italian markets.

  Marketing

     The Company's marketing strategy in retail distribution channels has typically focused on high impact product packaging, end-caps and rebate coupons. In addition, the Company engages in public relations activities which involve introducing its products to local user groups and obtaining press coverage in regional and national trade and technical publications. From time to time, the Company has used direct mail campaigns targeted specifically at Windows-based PC users. Beginning in the second quarter of 1996, the Company has been engaged in an advertising campaign using print and radio to increase end-user awareness and stimulate purchases. The Company continues to use such advertising to promote its products.

     The Company's marketing activities also include participation in trade and computer shows and cooperative advertising programs directly with certain distributors and retailers, whereby the Company receives marketing opportunities through advertisements, brochures, and catalogs. The Company provides for expenses related to these programs either directly to retailers or through its distributors or resellers, in amounts established either on a case by case basis, in individual distributor agreements or in modifications thereto. Additionally, the Company from time to time offers rebates to end users who purchase the Company's products.

     The Company's sales and marketing force as of December 31, 1997 consisted of 63 people, all of whom receive salaries, commissions, and/or incentive bonus compensation. The Company's in-house marketing department coordinates most of the design and development of the Company's product packaging, advertisements and promotional items. The Company expects to increase its use of outside agencies to support the promotional efforts of the Company's product families and the expansion into new markets.

  Strategic Alliances

     The Company has established strategic alliances with third-party vendors to enhance the functionality and increase the distribution of its automatic service and support products. Set forth below are examples of some of the agreements into which the Company has entered.

     The Company has entered into relationships with third parties including Diamond Multimedia Systems, Inc., NEC Technologies, Inc., Fujitsu PC Corporation, AST Research, Inc. and a division of Sony Electronics, Inc. for bundling certain of its products. In addition, the Company has entered into an agreement with CompUSA Inc. to bundle customized versions of certain of its products with extended service agreements sold to CompUSA Inc. PC customers. The Company joined with CompuServe Incorporated to provide automatic updates to PC users by integrating Oil Change with CompuServe's premium on-line service, Computing Pro.

     In September, 1997, the Company announced an agreement with Broderbund Software, Inc. to promote Oil Change as an easy method for consumers to update their computer games with the latest sound and video drivers and patches.

     The Company has entered into strategic technological alliances including agreements with ServiceWare Inc. and Trend Micro, Inc. Under the ServiceWare Inc. relationship, the Company is integrating ServiceWare Inc.'s new knowledge management products, Knowledge-Pak Architect and Knowledge-Pak Viewer, across its entire product line, including its upcoming enterprise product offerings. This will enable the Company to expand its own ActiveHelp knowledge base of problem solving information by allowing administrators to incorporate additional sources of knowledge and customize the standard knowledge base content shipped with ActiveHelp products. This added functionality will also provide users of the Company's software products with greater flexibility in adding custom resolutions to resolve PC support specific to their local environment.

     Under the Trend Micro, Inc. relationship, the Company is integrating Trend Micro's anti-virus technology into the Company's ActiveHelp product family. Trend Micro's anti-virus technology has first been integrated into First Aid 98 Deluxe and Guard Dog Deluxe.

     There can be no assurance that any of these agreements will generate revenues for the Company or that they will not be amended or terminated prior to their expiration because of changed commercial conditions or otherwise. For example, in October of 1997, the Company amended its distribution agreement with Phoenix Technologies, Ltd. and currently does not expect to recognize significant revenues in connection with such amended agreement.

TECHNICAL SUPPORT

     The Company provides support to purchasers of its software products. End users are able to consult directly with software support personnel with respect to software use, hardware problems and peripheral needs or receive on-line support. For retail customers, the Company offers extended weekday service coverage and six hours of support on both Saturday and Sunday. Also, the Company provides a substantial amount of its technical support through on-line forums, such as America Online, Inc. and CompuServe. For enterprise market clients, the Company currently intends to offer a variety of fee-based options, providing a range of service levels designed to meet the technical support requirements of enterprise clients. In Europe, technical support is provided through third parties. As of December 31, 1997, the Company employed 35 technical support personnel.

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

     The Company's principal current product development efforts include: (i) enhancing its ActiveHelp Center knowledge bases to provide support for new third-party products and updates and patches to current applications, (ii) increasing the functionality of its current products, (iii) adapting its products to the enterprise market, (iv) localizing its products for the international market and (v) developing additional products that address evolving automatic service and support requirements.

     The Company supplements its in-house product development by engaging work-for-hire software engineers in India. In addition, the Company from time to time engages other software engineers on a contract basis. The Company has exclusive ownership of all products developed by such engineers and has no royalty obligations to these engineers.

     Research and development expenses during 1995, 1996 and 1997 were approximately $964,000, $3.3 million and $9.3 million, respectively. In addition, during 1997 the Company expensed an aggregate of $11.3 million arising from acquired in process research and development. As of December 31, 1997, the Company had 98 full-time employees in research and development.

COMPETITION

     The PC software industry is intensely competitive and characterized by short product life cycles and frequent new product introductions. The Company competes with software companies of varying sizes and resources, including Network Associates, Inc., Symantec Corp., Quarterdeck Corporation, SystemSoft Corporation and others. Furthermore, the Company may compete with other companies that introduce automatic service and support, security and anti-virus protection software products. Many of the Company's existing and potential competitors have substantially greater financial, technical and marketing resources than the Company. Moreover, there are no proprietary barriers to entry that could keep existing and potential competitors from developing similar products or selling competing products in the Company's markets. To the extent that the Company's competitors bundle their software products with leading hardware, application software or system vendors, or if one or more of the system vendors, such as Microsoft Corporation ("Microsoft"), Intel or International Business Machines (IBM) succeeds in incorporating functionality comparable, or perceived as comparable, to that offered by the Company into its products, (or separately offers comparable products), the Company's business, results of operations and financial condition could be materially adversely affected. There can be no assurance that the Company will be able to compete successfully with existing or potential competitors. In particular, Microsoft's "Zero Administration for Windows" initiative is a collection of technologies from Microsoft that make the Windows family of systems easier to use for the end user and easier to manage for IS administrators. There can be no assurance that any such action by Microsoft, IBM, Intel, or others would not render the Company's products uncompetitive or obsolete. Furthermore, there can be no assurance that other software companies with longer operating histories, significantly greater financial, technical, marketing or other resources, significantly greater name recognition or a larger installed base of customers than the Company will not introduce products comparable, or perceived as comparable, to those of the Company. Increased competition may result in the loss of shelf space or a reduction in demand or sell-through of the Company's products, any of which could have a material adverse effect on the Company's business, results of operations and financial condition.

     The Company also expects that competition will increase as a result of software industry consolidations. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address the needs of the Company's prospective customers. Accordingly, it is possible that current and potential competitors or alliances among competitors may emerge and rapidly acquire significant market share. Increased competition may result in price reductions requiring the Company to increase unit sales in order to maintain historic levels of net revenues, reduced gross margins and loss of market share, any of which could have a material adverse effect on the Company's business, operating results and financial condition. There can be no assurance that the Company will be able to compete successfully against current and future competitors or that competitive pressures faced by the Company will not materially and adversely affect its business, financial condition and results of operations.

     The enterprise software market targeted by the CyberMedia Support Server product line is expected to be subject to intense competition from a number of sources including solutions currently in use by IS administrators. There can be no assurance that the Company's product line will gain acceptance in the enterprise market or that, if accepted, competitors with longer operating histories, significantly greater financial, technical, marketing and other resources, significantly greater name recognition and a larger installed base of customers than the Company will not introduce products comparable, or perceived as comparable, to those of the Company.

     In addition to software company competitors, the Company also competes indirectly against alternative sources of technical support, such as the technical support departments of hardware and software vendors. Additionally, the Internet provides hardware and software vendors with a new medium to offer technical support services. The Company expects that many vendors will provide Internet-based technical support services to support their existing and future products. The availability of these technical support services could materially dilute the value of the Company's products and have a material adverse effect on the Company's business, results of operations and financial condition.

PROPRIETARY RIGHTS

     The Company's success is heavily dependent upon its proprietary software. The Company relies primarily on a combination of copyright, trademark and trade secret laws, employee confidentiality and nondisclosure agreements and third-party nondisclosure agreements and other methods of protection common in the industry to protect its proprietary rights. The Company licenses its products primarily under "shrink wrap" license agreements that are not signed by licensees and therefore may be unenforceable under the laws of certain jurisdictions. In addition, the Company has two United States patent applications pending and intends to seek international and further United States patents on its technology. There can be no assurance that patents will issue from the Company's pending applications or that any claims allowed from the pending patent applications or those hereafter filed will be of sufficient scope or strength, or be issued in all countries where the Company's products can be sold, to provide meaningful protection or any commercial advantage to the Company or that any patents which may be issued to the Company will not be challenged and invalidated. Although from time to time CyberMedia obtains copyright registrations on certain items of its technology, existing copyright laws provide only limited protection. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use products or technology that the Company considers proprietary, and third parties may develop similar technology independently. Policing unauthorized use of the Company's products is difficult, and while the Company is unable to determine the extent to which piracy of its software products exists, software piracy can be expected to be a persistent problem. There can be no assurance that the Company's means of protecting its proprietary rights will be adequate. In addition, there can be no assurance that the Company's competitors will not independently develop technologies and products that are substantially equivalent or superior to those of the Company without violating the Company's proprietary rights.

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

     "CyberMedia" and "First Aid" are registered U.S. trademarks of the Company. The Company also claims trademark protection in the United States and/or has applications pending in the U.S. Patent and Trademark Office for more than a dozen additional trademarks.

     The Company intends to continue expansion of the international distribution of its products. The laws of some foreign countries either do not protect the Company's proprietary rights or offer only limited protection for those rights. The Company has not registered its copyrights in any foreign countries. While in most foreign countries registration is not required in order to receive copyright protection, the ability to bring an enforcement action and obtain certain remedies depends on compliance with that country's copyright laws. Consequently, the Company's failure to register its copyrights abroad may make enforcement of these rights more difficult or reduce the available remedies in any enforcement action. The Company is currently pursuing further foreign registration of its trademarks on a limited basis, but due to the substantial costs involved and potential prior existing rights, unfavorable laws or other obstacles to obtaining trademark protection, the Company may not be able to prevent a third party from using its trademarks in a foreign jurisdiction.

     "CyberMedia" is a registered United Kingdom trademark, and "First Aid" is a registered Australian trademark of the Company. The Company is currently pursuing further foreign registration of its trademarks on a limited basis, but due to the substantial costs involved and potential prior existing rights, unfavorable laws or other obstacles to obtaining trademark protection, the Company may not be able to prevent a third party from using its trademarks in a foreign jurisdiction.

OPERATIONS

     The production of the Company's software products includes media duplication, purchased component assembly, printing of user manuals and final packaging. The Company contracts with outside parties to perform these functions to the Company's specifications and quality standards. The Company currently does not have long-term agreements with any of these parties. Although the Company believes that alternative resources exist or can be obtained, a disruption of the Company's relationship with any of these outside parties could adversely affect the Company's business, results of operations and financial condition until replacement sources are established. In addition, any material changes in product and service quality and pricing or failure to adhere to the Company's specifications by these outside parties could adversely affect the Company's business, results of operations and financial condition. The Company has attempted to mitigate the risk of any such disruption by maintaining certain levels of "safety stock" inventories and using second source vendors in certain limited situations. In the past, the Company has experienced material difficulties and delays in the manufacture and assembly of its products. There can be no assurance that the Company will not continue to experience such difficulties in the future. As of December 31, 1997, the Company had a total of 15 employees in operations.

BACKLOG

     The Company normally ships products within one week after receipt of an order. As a result, the Company has relatively little backlog at any time and does not consider backlog to be a significant indicator of future performance.

EMPLOYEES

     As of December 31, 1997, the Company employed a total of 257 full-time employees, including 12 in operations, 63 in sales and marketing, 35 in technical support, 98 in research and development and 28 in finance and administration. The Company also employs, from time to time, a number of temporary and part-time employees as well as consultants on a contract basis. The Company has experienced both employment growth as well as turnover from attrition in the past year and expects to hire personnel during the next twelve months in each of these areas. The Company's future success will depend in part on its ability to attract, train, retain and motivate highly qualified employees, who are in great demand. There can be no assurance that the Company will be successful in attracting and retaining such personnel. The Company's employees are not represented by a collective bargaining organization, and the Company has never experienced a work stoppage or strike. The Company considers its employee relations to be good.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of the Company as of December 31, 1997 were as follows:

                  NAME                    AGE                POSITION
                  ----                    ---                --------
Unni S. Warrier.........................  43    President, Chief Executive Officer
                                                and Chairman of the Board
Leonard L. Backus.......................  45    Vice President, International
                                                Sales
Jeffrey W. Beaumont.....................  45    Vice President, Finance, Chief
                                                Financial Officer and Treasurer
Robert Davis............................  39    Vice President, Marketing

     Subsequent to year end, Mr. Backus, Mr. Beaumont and Mr. Warrier each resigned, on January 1998, February 1998, and March 1998, respectively. Permanent replacements for the positions previously held by Mr. Beaumont and Mr. Warrior have not yet been named.

     Mr. Warrier served as President, Chief Executive Officer and Chairman of the Board of the Company from November 1991 to March 1998. From February 1991 to November 1991, he served as an independent consultant. From May 1989 to February 1991, he served as President and Chief Executive Officer of NetLabs, Inc., a maker of UNIX network management products, which Mr. Warrier co-founded. Mr. Warrier holds a B. Tech. in Physics from the Indian Institute of Technology of Kanpur, India and an M. Tech. in Computer Science from the Indian Institute of Technology of Madras, India. Mr. Warrier has also completed coursework for a Ph.D. in Computer Science from the University of California, Los Angeles.

     Mr. Backus served as Vice President, International Sales of the Company from April 1996 to January 1998. Prior to joining the Company, from October 1995 to April 1996, he served as a Principal for Technology Marketing Alliance, a consulting company. Prior to that, Mr. Backus served as Vice President, International Sales and Marketing, of MediaVision Technology, Inc., a computer hardware manufacturer from July 1994 to October 1995, and as Director of International Sales of MediaVision Technology, Inc. from February 1991 to July 1994. Mr. Backus holds a B.S. in Electrical Engineering from the University of Washington and an M.S. in Electrical Engineering from the University of Southern California.

     Mr. Beaumont served as Vice President, Finance and Chief Financial Officer of the Company from December 1995 to February 1998. From June 1995 to December 1995, he served as an independent consultant to various companies. Prior to joining the Company, from October 1994 to June 1995, he served as Chief Financial Officer of Blyth Holdings, Inc., a software development company. From August 1989 to October 1994, Mr. Beaumont served as Chief Financial Officer at Davidson & Associates, Inc., an educational software development company. Mr. Beaumont holds a B.A. in History from Hamilton College and an M.B.A. from the University of Michigan.

     Mr. Davis has served as Vice President, Marketing of the Company since June 1997. From April 1995 to May 1997 he served as Vice President of Marketing and Business Development at Iterated Systems, Inc., a software company. From June 1991 to December 1994 he held the positions of Vice President and general manager of the Connectivity Products Division and Senior Vice President of Corporate Marketing at Novell, Inc., a software company. Mr. Davis holds a B.S. in Electrical Engineering from Purdue University and an M.B.A. in marketing from Santa Clara University.

ITEM 2. PROPERTIES

     The Company leases approximately 73,000 square feet of office space in Santa Monica, California, approximately 8,000 square feet in San Jose, California and approximately 10,000 square feet in Tigard, Oregon. The Santa Monica facility serves as the Company's headquarters. The Company believes that suitable additional or alternative space will be available in the future on commercially reasonable terms as needed.

ITEM 3. LEGAL PROCEEDINGS

     The Company and an individual officer of the Company have been named and served as defendants in a civil complaint filed in the Los Angeles County Superior Court on December 22, 1997 by Brad Kingsbury. Mr. Kingsbury is a former employee of the Company. The complaint, as filed, alleges against the Company certain causes of action including breach of contract, breach of good faith and fair dealing, fraud and negligent misrepresentation arising from an alleged grant of stock options and alleged accelerated vesting of such options. The Company intends to vigorously defend against any and all such claims and allegations.

     The Company has filed in June 1997 a civil complaint against Roderick Manhattan Group for royalties owed in the amount of approximately L239,000. Roderick Manhattan Group has counterclaimed in the amount of approximately L167,000 for lost commissions, marketing costs and value of goods returned.

     On February 4, 1998, the Company filed a lawsuit in United States District Court for the Northern District of California against Symantic Corporation, ZebraSoft, Inc. and certain of ZebraSoft, Inc.'s individual officers and directors alleging that the defendants violated federal copyright laws and misappropriated the Company's trade secrets in developing and distributing a computer software program competitive with the Company's UnInstaller program, and the Company is seeking money damages and injunctive relief against the defendants.

     On March 11, 1998, defendants Symantec and ZebraSoft filed counterclaims against the Company for slander, libel, product disparagement and related state law claims. The defendants' counterclaims seek unspecified money damages and injunctive relief. The Company intends to defend against the counterclaims vigorously.

     On March 13, 1998, a shareholder class action complaint was filed against the Company and certain of its current and former officers and directors. The complaint, Ong v. CyberMedia, No. 98-1811, was filed in the Central District of California. The complaint alleges a class period between July 22, 1997 and March 13, 1998. The complaint asserts claims under Sections 10(b) and 20(a) of the Securities and Exchange Act of 1934. On March 19, 1998, a second class action complaint was filed against the Company and certain of its officers and directors. The complaint, Brown v. CyberMedia, No. B C187898, was filed in the Superior Court of Los Angeles County. It alleges a class period from March 31, 1997 through March 12, 1998, and asserts claims under Sections 25400 and 25500 of the California Corporations Code, Sections 1709-1710 of the California Civil Code, and Section 17200 of the California Business and Professions Code. On March 24, 1998, a third class action complaint was filed against the Company and certain of its officers and directors. The complaint, John v. CyberMedia, No. 98-2085, was filed in the Central District of California. The complaint alleges a class period between March 31, 1997 and March 13, 1998. The complaint assets claims under Sections 10(b) and 20(a) of the Securities and Exchange Act of 1934. The Company intends to defend against these actions vigorously.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of 1997.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

MARKET INFORMATION FOR COMMON EQUITY

     The Common Stock of the Company commenced trading publicly on the Nasdaq National Market on October 23, 1996 and is traded under the symbol CYBR. The following table sets forth for the periods indicated the high and low sales prices for the Common Stock as reported on the Nasdaq National Market.

                                                      HIGH       LOW
                                                     -------   -------
FISCAL YEAR ENDED DECEMBER 31, 1996
  Fourth Quarter (from October 23, 1996)...........  $25.500   $14.250
FISCAL YEAR ENDING DECEMBER 31, 1997
  First Quarter....................................   22.000     7.875
  Second Quarter...................................   20.500     8.500
  Third Quarter....................................   28.250    12.500
  Fourth Quarter...................................   30.875    13.625
FISCAL YEAR ENDING DECEMBER 31, 1998
  First Quarter (through March 20, 1998)...........    16.75      6.75

     On March 20, 1998 the last reported sale price of the Common Stock of the Company on the Nasdaq National Market was $7.50. As of March 20, there were approximately 364 holders of record of the Company's Common Stock.

DIVIDEND POLICY

     The Company has never declared or paid any cash dividends on its Common Stock and does not anticipate paying any cash dividends in the foreseeable future. The Company currently intends to retain its earnings, if any, for use in the operation of its business. In addition, an existing loan agreement prohibits the Company from paying cash dividends on its capital stock without the lender's written consent. See Note 5 of Notes to Consolidated Financial Statements.

ITEM 6. SELECTED FINANCIAL DATA

     The following selected consolidated financial data presented below for each of the years in the five-year period ended December 31, 1997, are derived from the consolidated financial statements of the Company, which financial statements have been audited by KPMG Peat Marwick LLP, independent certified public accountants. The consolidated financial statements as of December 31, 1996 and 1997, and for each of the years in the three-year period ended December 31, 1997, are included elsewhere in this Report. Statement of operations data for the years ended December 31, 1993 and 1994 and balance sheet data as of December 31, 1993, 1994 and 1995 is derived from audited financial statements not included herein. The selected financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial

Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto included elsewhere in this Report.

                                                   FISCAL YEAR ENDED DECEMBER 31,
                                           -----------------------------------------------
                                            1993     1994      1995      1996       1997
                                           ------   -------   -------   -------   --------
                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
  Net revenues...........................  $   55   $   241   $ 4,797   $38,524   $ 71,227
  Cost of revenues.......................      14       106     2,103    11,991     14,477
  Gross profit...........................      41       135     2,694    26,533     56,750
  Operating expenses:
     Research and development............     468       544       964     3,300      9,333
     Sales and marketing.................     220       439     4,036    24,125     39,464
     General and administrative..........      84       247       987     2,941      6,940
     One-time in-process research and
       development and acquisition
       expenses..........................      --        --        --        --     11,341
                                           ------   -------   -------   -------   --------
          Total operating expenses.......     772     1,230     5,987    30,366     67,078
                                           ------   -------   -------   -------   --------
  Operating loss.........................    (731)   (1,095)   (3,293)   (3,833)   (10,328)
  Other income (expense).................      --       (19)      (58)      351      1,170
                                           ------   -------   -------   -------   --------
  Loss before taxes......................    (731)   (1,114)   (3,351)   (3,482)    (9,158)
  Income tax expense.....................       1         1         1         1      2,582
                                           ------   -------   -------   -------   --------
  Net loss...............................  $ (732)  $(1,115)  $(3,352)  $(3,483)  $(11,740)
                                           ======   =======   =======   =======   ========
  Net loss per share(1)..................  $(0.57)  $ (0.86)  $ (2.56)  $ (0.88)  $  (0.97)
                                           ======   =======   =======   =======   ========
  Shares used to compute net loss per
     share(1)............................   1,282     1,295     1,311     3,943     12,128
BALANCE SHEET DATA:
     Working capital (deficit)...........  $ (333)  $  (671)  $   434   $42,727   $ 33,578
     Total assets........................      25       189     3,855    56,450     60,103
     Total liabilities...................     635     1,344     3,848    12,782     23,459
     Total stockholders' equity
       (deficiency)......................    (610)   (1,155)        7    43,668     36,644

---------------
(1) See Note 1 of Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The discussion in Management's Discussion and Analysis of Financial Condition and Results of Operations contains trend analysis and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended. Actual results could differ materially from those set forth in such forward looking statements as a result of the factors set forth under "Factors That May Affect Future Results" and other risks detailed from time to time in the Company's reports filed with the Securities and Exchange Commission.

OVERVIEW

     The Company is a leading provider of software products that provide automatic service and support to PC users in the Windows environment. The Company commenced operations in November 1991 and introduced its first automatic service and support product, Win Win, in 1993. The Company introduced First Aid 95, the first Windows 95 compatible version of its ActiveHelp product line, in September 1995. During 1996 and 1997, over 90% and over 75%, respectively, of the Company's net revenues were attributable to sales of its First Aid products.

     In October 1996, the Company introduced Oil Change, a product that updates many software applications and device drivers on a user's PC over the Internet. During the second quarter of 1997, the Company acquired MicroHelp UnInstaller, a product that uninstalls Windows applications and incorporated the MicroHelp UnInstaller software code in the development of its new UnInstaller product introduced in May of 1997. In September 1997, the Company released First Aid 98, and Guard Dog Deluxe, a personal security and privacy product for Internet users. The Company also has a number of new product development efforts under way, including its first enterprise product, CSS Repair Engine, which was released during 1997 and international versions of First Aid 98. A portion of future revenues is dependent on the success of these activities. There can be no assurance that Oil Change, UnInstaller, Guard Dog Deluxe, First Aid 98 or CSS Repair Engine will achieve or sustain significant market acceptance, and the failure of any of these products to achieve or sustain such acceptance could have a material adverse effect on the Company's future financial results.

     The Company has a limited operating history upon which to base an evaluation of its business and prospects. From inception to December 31, 1997, the Company generated net sales of approximately $114.8 million, of which $109.8 million, or 96% of such amount, was generated in 1996 and 1997. The Company has incurred net losses in each of the last seven fiscal years. At December 31, 1997, the Company had an accumulated deficit of $20.8 million. With the introduction of First Aid 95, the Company began focusing on building its product line and establishing brand name awareness of its products, which resulted in significantly increased operating expenses. The Company anticipates that its operating expenses may increase in absolute dollars or as a percent of revenues in the future as a result of efforts to expand its sales and marketing operations to fund greater levels of product development and to increase its administrative infrastructure. The Company expects to fund operations from currently available cash and investment balances, cash generated from operations, if any, and existing credit lines. The Company also believes that additional debt or equity offerings will be available to it should the need arise. Future operating results will depend upon many factors, including the demand for the Company's software products, the level of product and price competition, the Company's success in introducing new products, the Company's success in expanding its direct and indirect distribution channels, the Company's success in selling products in the enterprise market, the Company's success in attracting and retaining motivated and qualified personnel, the growth of activity on the Internet and the Web, the ability of the Company to develop or acquire new products and to control costs and general economic conditions. Many of these factors are beyond the Company's control. There can be no assurance that the Company will be successful in addressing such risks.

     The Company sells its products primarily to distributors for resale to the retail channel. In addition, the Company sells its products to end users through direct mail and over the Internet. Sales to the Company's top two distributors, Ingram Micro and Navarre, accounted for approximately 25% and 25%, respectively, of the Company's net revenues in 1997 and 1996. No other single customer accounted for more than 10% of net revenues during these periods. Net revenues from direct sales in 1997 and 1996 represented approximately 8% and 30% of net revenues in each of these periods, respectively. Sales from direct mail, which comprise a large proportion of direct sales, have historically operated at lower profitability levels than sales through distributors. Accordingly, quarterly shifts in the mix of sales through distributors and through direct sales could cause fluctuations in the Company's profitability. There can be no assurance that the mix of sales or the relative profitability by distribution channel will remain at current levels in the future.

     Revenues are generated from sales of software to distributors, resellers and end-users and are recognized upon shipment of products, net of provisions for estimated future returns and price protection, provided that no significant vendor obligations remain and collection of accounts receivable is deemed to be probable. With the introduction of First Aid 95 in September 1995, CyberMedia implemented a policy of offering customers updates to its ActiveHelp products over the Internet at no additional cost. Given this policy and because updates are a fundamental and integral part of its ActiveHelp products, the Company defers a portion of all First Aid, Oil Change, UnInstaller, Guard Dog Deluxe and CSS revenues ratably over estimated update periods, generally one year from the date of sale. At December 31, 1997 the Company's consolidated balance sheet included $3.7 million of unearned revenues which will be recognized ratably over the estimated update periods, generally one year. To the extent that revenues from these products continue to grow on a quarterly basis, the total amount of deferred revenue may increase and be reported on the consolidated balance sheet as unearned revenue.

     The Company monitors the levels of purchases and returns on a customer by customer basis. Sales are made subject to certain rights of return and reserves are established at time of shipment for potential future return of product based on product history, analysis of retail sell-through and other factors.

     During the fourth quarter of 1997, the Company shipped significant quantities of three of its products which had been initially introduced during the second and third quarters of 1997. Based upon information provided by certain distributors subsequent to December 31, 1997 and management's estimates using such information, the Company anticipates that a material amount of these fourth quarter shipments will be returned pending retail channel sell-through of quantities shipped in earlier periods. Accordingly, the Company recorded in its fourth quarter, $12.6 million of reserves for future returns of these shipments.

     During the first quarter of 1998 the Company worked with its major distributors to adjust inventory levels and bring their accounts receivable balances current. These distributors have responded at a level which the Company believes is appropriate to meet the demand in the market for the Company's products. As a result, the Company has announced that it expects to report revenues between $5-$8 million for the quarter ending March 31, 1998.

     In accordance with Statement of Financial Accounting Standards No. 86, the Company is required to capitalize eligible computer software development costs upon the achievement of technological feasibility, subject to net realizable value considerations. To date, the Company has charged all such costs to product development expenses because the capitalizable portion of such costs has not been material.

     On April 2, 1997, the Company acquired certain assets from Luckman Interactive, Inc. which included ownership in all intellectual property rights to MicroHelp UnInstaller, a product requiring significant modifications including incorporation of the Company's ActiveHelp technologies prior to completion and introduction. Accordingly, this acquisition was accounted for largely as in-process research and development and was expensed during the quarter ended June 30, 1997. Effective April 14, 1997, CyberMedia acquired Walk Softly, Inc., an Internet privacy software developer, in exchange for CyberMedia common stock. The acquisition of Walk Softly, Inc. was a pooling-of-interests, however, due to insignificance of the financial position and results of operations of Walk Softly, Inc. prior to the acquisition, the financial statements of the Company prior to 1997 have not been restated. On September 30, 1997, the Company acquired certain rights from ServiceWare Inc. which included access and resale rights to certain ServiceWare Inc. technology for incorporation in future products. This transaction was accounted for largely as in-process research and development and was expensed during the quarter ended September 30, 1997.

RESULTS OF OPERATIONS

     The following table sets forth, as a percentage of net revenues, statement of operations data for the periods indicated:

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                              1995     1996     1997
                                                              -----    -----    -----
Net revenues................................................  100.0%   100.0%   100.0%
Cost of revenues............................................   43.8     31.1     20.3
                                                              -----    -----    -----
  Gross profit..............................................   56.2     68.9     79.7
Operating expenses:
  Research and development..................................   20.1      8.6     13.1
  Sales and marketing.......................................   84.1     62.6     55.5
  General and administrative................................   20.6      7.6      9.7
  One-time in-process research and development and
     acquisition expenses...................................     --       --     15.9
                                                              -----    -----    -----
          Total operating expenses..........................  124.8     78.8     94.2
                                                              -----    -----    -----
Operating loss..............................................  (68.6)    (9.9)   (14.5)
                                                              -----    -----    -----
Other income (expense), net.................................   (1.2)     0.9      1.6
                                                              -----    -----    -----
Loss before income taxes....................................  (69.8)    (9.0)   (12.9)
                                                              -----    -----    -----
Income tax expense..........................................     --       --      3.6
                                                              -----    -----    -----
Net loss....................................................  (69.8)%   (9.0)%  (16.5)%
                                                              =====    =====    =====

COMPARISON OF YEARS ENDED DECEMBER 31, 1997 AND 1996

     Net Revenues. Net revenues increased 85% from $38.5 million for the period ended December 31, 1996 to $71.2 million for the same period in 1997. The Company's net revenues consist of license fees for its software products, less a provision for estimated returns. The Company sells its products primarily to distributors for resale to retailers as well as directly to consumers, through direct mail, the Internet and software catalogs. The growth in net revenues during these periods was largely attributable to the launch of UnInstaller 4.5 in May 1997 and Guard Dog Deluxe in September 1997 and the expansion of the Company's international business. The Company does not believe that the historical growth rates of its net revenues will be sustainable or are indicative of future results.

     For the years ended December 31, 1996 and 1997, the percentage of net revenues from international sales was approximately 7% and 19%, respectively. The increase in net revenues from international sales as a percentage of net revenues between these periods was due to the expansion of the Company's international operations and the introductions of localized German, Japanese, French, Italian and International English versions of many of its products. As a result of the expansion of its international operations, the Company now denominates certain international sales in local currencies, primarily in Europe and Japan. As a result, the Company is subject to the risks associated with fluctuations in currency exchange rates. The Company does not currently engage in hedging transactions and there can be no assurance that it will not incur significant losses related to currency fluctuations. Other risks inherent in the Company's international sales include longer payment cycles, unexpected changes in regulatory requirements, seasonality due to the slowdown in European business activity during the third quarter, and tariffs and other trade barriers. There can be no assurance that these factors will not have a material adverse effect on the Company's future business, financial condition and results of operations.

     Cost of Revenues. Cost of revenues increased 21% from $12.0 million for the year ended December 31, 1996 to $14.5 million for the same period in 1997. Cost of revenues consists primarily of the cost of product media, product duplication, documentation, order fulfillment and royalties. The increase in cost of revenues was due primarily to increased unit shipments of the Company's products.

     Gross Margin. For the years ended December 31, 1996 and 1997, gross margins were 69% and 80%, respectively. Gross margins in 1997 were positively affected by a decrease in the percentage of net revenues represented by direct sales during the period; such direct sales typically generate a lower gross margin than sales through distributors. Gross margins also increased during 1997 due to a reduction in the net deferrals of revenue associated with post sale obligations to customers. This reduction in the net deferrals resulted both from the change in the Company's product mix in 1997 to products with less demand for post-sale customer support and therefore lower deferral rates, and from the effect of increasing amounts of previously deferred revenue related to the general increase in sales over the past years being amortized into net revenue in 1997.

     Research and Development. Research and development expenses increased 183% from $3.3 million for the year ended December 31, 1996 to $9.3 million for the same period in 1997, representing 9% and 13% of revenue, respectively. Research and development expenses consist primarily of personnel costs and, to a lesser extent, payment to third parties for contract services required to conduct the Company's development efforts. The increase in research and development expenses was primarily attributable to an increase in personnel as the Company increased its product development efforts to support new product introductions and upgrades. The Company believes that significant investments in product development are required to remain competitive. As a consequence, the Company anticipates that it will continue to devote substantial resources to research and development.

     Sales and Marketing. Sales and marketing expenses increased 64% from $24.1 million for the year ended December 31, 1996 to $39.5 million for the same period in 1997, representing 63% and 55% of net revenues, respectively. Sales and marketing expenses consist primarily of costs of all sales and marketing personnel, sales commissions, co-op and other advertising costs, postage and printing costs associated with direct mail sales, package design costs, trade show costs and costs of preparing promotional materials. The increases in the dollar amount of sales and marketing were due primarily to increases in co-op advertising, increases in the number of sales and marketing personnel employed to address new sales opportunities and support the introduction of new products, and expansion of international sales and marketing efforts. The Company expects that sales and marketing expenditures will increase in absolute dollars as it invests in expanding its third-party distribution channels, introduces new products such as CSS and expands its operations outside the United States.

     General and Administrative. General and administrative expenses increased 136% from $2.9 million for the year ended December 31, 1996 to $6.9 million for the same period in 1997, representing 8% and 10% of net revenues, respectively. General and administrative expenses consist primarily of personnel costs for finance, administration, operations and general management, as well as legal, accounting and facilities expenses. The increase in general and administrative expenses was due principally to growth in the infrastructure of the Company's finance, administrative and operations groups in order to support the Company's expanded operations. The Company expects that its general and administrative expenses will increase in absolute dollars in the future as it expands its staffing, information systems and infrastructure.

     One-Time In-Process Research and Development and Acquisition Expenses. In April 1997 the Company acquired certain assets from Luckman Interactive, Inc. which included ownership in all intellectual property rights to MicroHelp UnInstaller, for approximately $9.0 million. This acquisition was accounted for largely as in-process research and development and was expensed during the quarter ended June 30, 1997. On September 30, 1997, the Company acquired certain rights from ServiceWare Inc. for $2.4 million which included access and resale rights to certain ServiceWare Inc. technology for use in future products. This technology was considered to have no alternative future use and was expensed during the quarter ended September 30, 1997 as one-time in-process research and development and acquisition expense.

     Other Income. For the years ended December 31, 1996 and 1997, other income (expense) was $351,000 and $1.2 million, respectively. Other income (expense) consists of interest income, interest expense and currency related losses and gains.

     The increase in 1997 was due largely to interest income earned on a larger invested balance of cash equivalents and marketable securities.

     Provision for Income Taxes. The provision for income taxes includes estimated foreign taxes attributable to international activities during the year ended December 31, 1997 as well as US federal and state taxes. Due to significant timing differences associated with expenses recognized for financial statement purposes but not yet allowed for tax purposes, the Company will be required to pay certain federal, state and foreign income taxes for 1997. To the extent that such tax payments are not recoverable through carryback provisions and it is not more likely than not that such payments will result in a tax benefit in future periods, the Company expensed tax payments made or to be made for 1997. The Company had federal and state net operating loss carry-forwards of approximately $3.1 million at December 31, 1997. These loss carry-forwards expire at various dates beginning in the year 2006 and are subject to certain limitations as prescribed by Section 382 of the Internal Revenue Code of 1986, as amended.

COMPARISON OF YEARS ENDED DECEMBER 31, 1996 AND 1995

     Net Revenues. Net revenues were $4.8 million and $38.5 million in 1995 and 1996, respectively, representing a $33.7 million increase for 1996 over 1995. The majority of the Company's net revenues have been derived from domestic sales in the United States, with international sales representing approximately 10% in 1996 and less than 5% of net revenues in 1995. The growth in net revenues in 1996 was largely attributable to increased market acceptance of First Aid 95, the introduction of First Aid 95 Deluxe in March 1996 and the introduction of First Aid 97 in November 1996. In addition, introduction of Oil Change and localized German, French and British versions of First Aid during the second half of 1996 contributed to revenue growth.

     Cost of Revenues. Cost of revenues were $2.1 million and $12.0 million in 1995 and 1996, respectively, representing a $9.9 million increase in 1996. Total royalty expenses were less than 5% of net revenues in each of these periods. The increase in cost of revenues was due primarily to increased unit shipments of the Company's products.

     Gross Margin. For the years ended December 31, 1995 and 1996, gross margins were 56% and 69% respectively. Gross margins in 1996 were positively affected by a decrease in the percentage of net revenues represented by direct sales, which generated a lower gross margin than sales through distributors during the period.

     Research and Development. Research and development expenses increased by 242% from $964,000 in 1995 to $3.3 million in 1996, representing 20% and 9% of net revenues in these years, respectively. The increase in research and development expenses in this period was primarily attributable to an increase in personnel as the Company increased its product development efforts to accelerate the timing of new product introductions and upgrades.

     Sales and Marketing. Sales and marketing expenses increased 503% from $4.0 million in 1995 to $24.1 million in 1996, representing 84% and 63% of net revenues in these years, respectively. The increase in the dollar amount of sales and marketing expenses in this period was due primarily to increases in direct mail marketing, costs associated with new product introductions, increased co-op advertising and increases in the number of sales and marketing personnel employed to address new sales opportunities and to support the introduction of new products.

     General and Administrative. General and administrative expenses increased 198% from $1.0 million in 1995 to $2.9 million in 1996, representing 21% and 8% of net revenues in these years, respectively. The increase in the dollar amount of general and administrative expenses during this period was due principally to growth in the infrastructure of the Company's finance, administrative and operations groups in order to support the Company's expanded operations. The decrease in general and administrative expenses as a percentage of net revenues during this period was due primarily to the growth in net revenues.

     Other Income (Expense), Net. Other income (expense), net was ($58,000) and $351,000 in 1995 and 1996, respectively. Other income (expense) consisted primarily of interest income and interest expense. The increase in interest income during the year ended December 31, 1996 resulted from the cash balances arising after the Company's initial public offering.

     Income Tax Expense. Due to the losses before income taxes for the years ended December 31, 1995 and 1996, the Company recorded minimum state franchise tax. The Company had federal net operating loss carry-forwards of approximately $3.1 million in 1996 to offset future taxable income. These loss carry-forwards expire at various dates beginning in the year 2006 and are subject to certain limitations as prescribed by Section 382 of the Internal Revenue Code of 1986, as amended.

LIQUIDITY AND CAPITAL RESOURCES

     Initially, the Company financed its operations primarily through private sales of Preferred Stock totaling $10.5 million and a grant of $318,000 administered by the Industrial Credit and Investment Corporation of India. Furthermore, in October 1996, the Company completed an initial public offering of 2,875,000 shares of Common Stock (including the underwriters' over-allotment of 375,000 shares) at $16.00 per share. Net proceeds to the Company from the initial public offering were approximately $41.5 million. In 1996 and 1997, the Company used $8.3 million and $12.6 million of cash, respectively, in operating activities. During these periods, the Company used net cash in operating activities principally to support increases in accounts receivable and inventory associated with increased net revenues; such use was partially offset by increases in accounts payable, accrued expenses, income taxes and unearned revenues.

     In 1996 and 1997, the Company's capital spending activities consisted of purchases of furniture, fixtures and equipment, primarily PCs and accessories in the amount of $1.0 million and $3.9 million, respectively. Also in 1997, the Company invested net amounts of $1.0 million in marketable securities and $393,000 in trademarks and other assets in connection with acquisitions of in-process research and development. The Company expects that its capital expenditures will increase as the Company's employee base continues to grow. At December 31, 1996 and 1997, the Company had no material commitments for capital expenditures.

     At December 31, 1997, the Company had $26.0 million in cash, cash equivalents and marketable securities and $33.6 million in working capital. At December 31, 1997, the Company had commitments for cash outlays of approximately $4.0 million associated with the acquisition of MicroHelp UnInstaller and technology from ServiceWare Inc. payable over the next two years. Subsequent to December 31, 1997, approximately $600,000 of this obligation has been paid. The Company believes that its current cash and investment balances, cash available under its line of credit and cash flows from operations, if any, will be sufficient to meet these needs. The Company also has available a $1.0 million unsecured revolving line of credit which expires in May 1998. In addition, the Company has, from time to time, utilized accounts receivable based financing made available by commercial banks including sales of trade accounts receivable to such commercial banks. Such arrangements are non-recourse, except for sales returns and marketing credits. In 1997, the Company sold $4.8 million of trade accounts receivable without recourse (subject to sales returns and marketing credits) of which $552,000 remained outstanding at December 31, 1997 which amount was satisfied in full subsequent to year-end.

     The Company believes that its current cash and investment balances and cash flows from operations, if any, will be sufficient to meet its working capital and capital expenditure requirements for at least the next 12 months.

     To date, the Company has not invested in derivative securities or any other financial instruments that involve a high level of complexity or risk. Management expects that in the future cash in excess of current requirements will be invested in short-term, interest-bearing, investment grade securities.

     The Company recognizes that some of its internal computer systems and programs have not yet been certified by supplying vendors as being Year 2000 compliant. In 1998, the Company intends to appoint a Year 2000 compliance committee to determine the extent to which it is vulnerable to such date truncation problems. There can be no guarantee that the systems of the Company's suppliers, distributors and others upon which the Company's systems and/or personnel rely will be timely converted, or that a failure to convert or an incompatible conversion by one of these parties would not have a material adverse effect on the Company.

     New releases of the Company's software have been designed to address processing for the year 2000 to the extent it has been required. It is the Company's intent to have all of its actively supported software users on releases of its software which are ready for the year 2000 by the end of 1999. However, to the extent that others such as system integrators make use of the Company's software in developing solutions for third parties, the Company may have no knowledge as to the year 2000 readiness of those third party products. In addition, it is possible third parties could assert claims against the Company or its customers concerning year 2000 issues and, regardless of their merits or lack thereof, these claims could be material.

     The Company does not yet have an estimate of the costs associated with Year 2000 compliance work.

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

     In October 1997, the American Institute of Certified Public Accountants ("AICPA") released Statement of Position 97-2, "Software Revenue Recognition" ("SOP 97-2"). Among other things, SOP 97-2 eliminates the distinction between significant and insignificant vendor obligations promulgated by SOP 91-1 and requires each element of a software arrangement to meet certain criteria in order to recognize revenue allocated to that element. Additionally, SOP 97-2 requires that total fees under an arrangement be allocated to each element in the arrangement based upon vendor specific objective evidence, as defined. SOP 97-2 is effective for software transactions entered into by the Company in fiscal 1998 and subsequent periods.

     As a result of certain issues raised in applying SOP 97-2, the AICPA issued a Statement of Position which will delay for one year the effective date of certain provisions of SOP 97-2 with respect to what constitutes vendor-specific objective evidence of fair value of the delivered software element in certain multiple-element arrangements that include service elements entered into by entities that never sell the software elements separately. The Company does not anticipate that the adoption of SOP 97-2 and the new SOP will have a material effect on the Company's results of operations. However, the ultimate resolution of the implementation issues referred to above, or additional issues not yet raised or addressed by the AICPA, could change the Company's expectation.

FACTORS THAT MAY AFFECT FUTURE RESULTS

     Limited Operating History and History of Operating Losses. The Company has only a limited operating history upon which to base an evaluation of its business and prospects. The Company commenced operations in November 1991 and introduced its first automatic service and support product, Win Win, in 1993. The Company introduced the first Windows compatible version of its ActiveHelp product line in September 1995. From inception to December 31, 1997, the Company generated net revenues of approximately $114.8 million, of which $109.8 million, or 96% of such amount, was generated in 1996 and 1997. The Company has incurred net losses in each of the last seven fiscal years, resulting in an accumulated deficit of $20.8 million at December 31, 1997. In addition, since 1992, the Company's operating expenses have increased significantly as a result of efforts to expand its sales and marketing operations, including international sales, to fund greater levels of product development and to increase its administrative infrastructure. The Company's net revenues in 1997 increased 85% over the net revenues for the same period in 1996. This increase was attributable, in part, to sales of software products the rights to which the Company acquired through acquisitions in 1997. There can be no assurance that the Company's net revenues will continue to remain at or increase from the level experienced in 1997 or that net revenues will not decline. The Company anticipates that in the future it will make significant investments in its operations, particularly to support sales activities, and that as a result, operating expenses will increase significantly as the Company develops and introduces new products and expands into new markets such as international, enterprise and OEM. If net revenues do not increase correspondingly, the Company is likely to continue to incur net losses and its financial condition will be materially adversely affected. The Company has not yet achieved profitability on an annual basis, and there can be no assurance that the Company will achieve or sustain profitability on a quarterly basis or annual basis. Furthermore, operating results for future periods are subject to numerous uncertainties. The Company's prospects must be considered in light of the risks encountered by companies with limited operating histories, particularly companies in new and rapidly evolving markets. While the Company believes that it has sufficient cash resources to meet its obligations for the next twelve months, no assurance exists that current cash and cash equivalent balances, and cash from operations and existing credit lines will be sufficient to fund future operations of the Company or that outside sources of funds will be available when and if such funds are needed. In addition, the Company's future operating results will depend upon, among other factors, the demand for the Company's software products, the level of product and price competition, the Company's success in expanding its direct and indirect distribution channels, the Company's success in attracting and retaining motivated and qualified personnel, the ability of the Company to expand its international sales, develop and market new products and product upgrades and manage product transitions, the ability of the Company to control costs, the growth of activity on the Internet and the World Wide Web (the "Web"), and general economic conditions. Many of these factors are beyond the Company's control. If the Company is not successful in addressing such risks, the Company's business, results of operations and financial condition will be materially adversely affected.

     Risk of Product Returns. The Company's business includes a substantial risk of product returns from distributors, retailers and end users, either through the exercise of contractual return rights or as a result of the Company's policy of assisting customers in balancing and updating inventories. Individual end users may return products within 60 days of the date of purchase for a full refund. Most retailers, distributors and end users also have the ability to return products for a full refund. The rate of product returns may increase because of a variety of factors, including competitors' promotional or other activities, an increase in the proportion of the Company's business attributable to mass merchandisers, overstocking by the Company's distributors or retailers due to unrealized demand for new products, or a decline in the demand for the Company's products as compared to historical levels. As the Company introduces new products and enters new markets where the Company has had limited experience, the risk of product returns may increase. In particular, the Company has recently introduced First Aid 98, a major upgrade of First Aid 97, and Guard Dog Deluxe, a first-time product release. In addition, in the event the Company's packaging is claimed to infringe on intellectual property rights of third parties, the Company could be required to recall its distributed products for repackaging or to cease shipping product in its current packaging, which could materially adversely affect the business, results of operations, and financial condition of the Company. In particular the Company has agreed to change the packaging of its UnInstaller product following February 1998. To the extent this product is returned after February 1998, such products may not be resold.

     Although the Company establishes reserves based on estimated future returns of products, taking into account the timing of new product introductions, promotional activities, distributor and retailer inventories of the Company's products and other factors, there can be no assurance that actual levels of returns will not significantly exceed amounts anticipated by the Company. There can be no assurance that the level of returns will not significantly increase in the future. Particularly in light of recent new product introductions, any material increase in the level of returns could materially adversely affect the Company's business, results of operations and financial condition.

     During the fourth quarter of 1997, the Company shipped significant quantities of three of its products which had been initially introduced during the second and third quarters of 1997. Based upon information provided by certain distributors subsequent to December 31, 1997 and management's estimates using such information, the Company anticipates that a material amount of these fourth quarter shipments will be returned pending retail channel sell-through of quantities shipped in earlier periods. Accordingly, the Company recorded in its fourth quarter, $12.6 million of reserves for future returns of these shipments.

     During the first quarter of 1998 the Company worked with its major distributors to adjust inventory levels and bring their accounts receivable balances current. These distributors have responded at a level which the Company believes is appropriate to meet the demand in the market for the Company's products. As a result, the Company has announced that it expects to report revenues between $5-8 million for the quarter ending March 31, 1998.

     Potential Fluctuations in Quarterly Results. The Company's quarterly operating results have fluctuated in the past and are expected to fluctuate significantly in the future. These fluctuations may arise as a result of a number of factors, including the number and timing of new product introductions, upgrades and product enhancements by the Company or its competitors, purchasing patterns of distributors and customers, marketing and promotional programs, pricing and other competitive pressures, order deferrals and product returns in anticipation of new products or upgrades to existing products, the mix of distribution channels through which the Company's products are sold, the Company's decisions regarding hiring and other expenses, market acceptance of the Company's products, market acceptance of commerce over the Internet, technological limitations of the Internet, the developing nature of the market for the Company's products, general economic conditions and other factors. The Company generally ships products as orders are received and, accordingly, the Company has historically operated with relatively little backlog. As a result, quarterly revenues depend predominantly on the volume and timing of orders received during a particular quarter, both of which are difficult to forecast.In fact, the Company typically generates a large percentage of its quarterly revenues during the last few weeks of the quarter. A significant portion of the Company's operating expenses are relatively fixed in the short term, and planned expenditures are based on sales forecasts. To the extent that such expenses precede or are not subsequently followed by increased net revenues, the Company's business, results of operations and financial condition will be materially adversely affected. In addition, the consumer software industry in which the Company operates has seasonal elements. In recent years, the consumer software industry has experienced relatively lower demand for software products in the summer months. If net revenues fall below the Company's expectations, expenditure levels as a percentage of total net revenues could be disproportionately high, and operating results would be immediately and adversely affected. The Company believes that period-to-period comparisons of its operating results are not meaningful and should not be relied upon as any indication of future performance. Due to the foregoing factors, among others, it is likely that the Company's future quarterly operating results from time to time will not meet the expectations of securities analysts or investors, which may have an adverse effect on the price of the Company's Common Stock.

     Management of Growth; Dependence on Key Personnel. The Company's business has grown rapidly in recent years and such growth has placed and, if sustained, will continue to place, significant demands on the Company's management and resources. Recently, the Company has significantly increased the scale of its operations to support increased sales volumes and to address critical infrastructure and other requirements. This increase included substantial investments in sales and marketing to support sales activities and the hiring of a number of new employees, which have resulted in higher operating expenses. Between December 31, 1995 and December 31, 1997, the number of Company employees increased from approximately 20 to approximately 257. Subsequent to December 31, 1997, the Company's Chief Executive Officer and Chief Financial Officer resigned. The Company is currently engaged in a search for replacements for these positions. The Company's ability to manage the business and bear the costs of future expansion, should it occur, will depend upon the Company's ability to recruit and retain a new Chief Executive Officer and a new Chief Financial Officer as well as the successful expansion of its sales, marketing, research and development, customer support and administrative infrastructure and the ongoing implementation and improvement of a variety of internal management systems, procedures and controls. There can be no assurance that the Company will be able to attract, manage and retain personnel or will not experience significant problems with respect to any infrastructure expansion or the attempted implementation of systems, procedures and controls. Any failure in one or more of these areas would have a material adverse effect on the Company's business, results of operations and financial condition.

     The Company's future success also depends on its continuing ability to attract and retain highly qualified technical personnel including senior engineering professionals. Competition for such personnel is intense and there can be no assurance that the Company will be able to retain its key technical employees or that it will be able to attract and retain additional highly qualified technical personnel in the future. Any inability to attract and retain the necessary technical personnel could have a material adverse effect on the Company's business, results of operations and financial condition.

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

     Product Concentration; Risks Associated with Upgrades and New
Products. During 1996 and 1997, over 90% and over 75%, respectively, of the Company's net revenues were attributable to sales of its First Aid products. Although the Company anticipates that sales of its First Aid products will account for a substantial portion of its net revenues in the future, the Company believes that sales of its new products, such as Oil Change, UnInstaller, Guard Dog Deluxe, and CSS also will contribute significantly. There can be no assurance that net revenues from the Company's products will continue to grow at historical rates or sustain current levels. The Company's future financial performance will depend in large part on the successful development, introduction and customer acceptance of UnInstaller, Guard Dog Deluxe, Oil Change, and other new product offerings and enhanced versions of Company products including CyberMedia Support Server, the Company's enterprise product line. A decline in the demand for First Aid or other ActiveHelp products, failure to achieve market acceptance of upgrades to such products or new products or failure of net revenues derived from such products to meet the Company's expectations, whether as a result of competition, technological change or other factors, would have a material adverse effect on the Company's business, results of operations and financial condition.

     Competition. The PC software industry is intensely competitive and characterized by short product life cycles and frequent new product introductions. The Company competes with software companies of varying sizes and resources, including Network Associates, Inc., Symantec Corp., Quarterdeck Corporation, SystemSoft Corporation and others. Furthermore, the Company may compete with other companies that introduce automatic service and support, security and anti-virus protection software products. Many of the Company's existing and potential competitors have substantially greater financial, technical and marketing resources than the Company. Moreover, there are no proprietary barriers to entry that could keep existing and potential competitors from developing similar products or selling competing products in the Company's markets. To the extent that the Company's competitors bundle their software products with leading hardware, application software or operating system vendors, or if one or more of the system vendors, such as Microsoft, IBM, Intel or others, succeeds in incorporating functionality comparable, or perceived as comparable, to that offered by the Company into its products, (or separately offers comparable products), the Company's business, results of operations and financial condition could be materially adversely affected. There can be no assurance that the Company will be able to compete successfully with existing or potential competitors. In particular, Microsoft's "Zero Administration for Windows" initiative is a collection of technologies from Microsoft that make the Windows family of systems easier to use for the end user and easier to manage for IS administrators. There can be no assurance that any such initiative by Microsoft or others would not render the Company's products uncompetitive or obsolete. Furthermore, there can be no assurance that other software companies with longer operating histories, significantly greater financial, technical, marketing or other resources, significantly greater name recognition or a larger installed base of customers than the Company will not introduce products comparable, or perceived as comparable, to those of the Company. Increased competition may result in the loss of shelf space or a reduction in demand or sell-through of the Company's products, any of which could have a material adverse effect on the Company's business, results of operations and financial condition.

     The Company also expects that competition will increase as a result of software industry consolidations. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address the needs of the Company's prospective customers. Accordingly, it is possible that current and potential competitors or alliances among competitors may emerge and rapidly acquire significant market share. Increased competition may result in price reductions, reduced gross margins and loss of market share, any of which could have a material adverse effect on the Company's business, operating results and financial condition. In addition, the Company provides price protection to its distributors in the event the Company reduces its prices. There can be no assurance that the Company will be able to compete successfully against current and future competitors or that competitive pressures faced by the Company will not materially and adversely affect its business, financial condition and results of operations.

     The enterprise software market targeted by the CyberMedia Support Server product line is expected to be subject to intense competition from a number of sources including solutions currently being utilized by IS administrators. There can be no assurance that the Company's product line will gain acceptance in the enterprise market or that, if accepted, competitors with longer operating histories, significantly greater financial, technical, marketing and other resources, significantly greater name recognition and a larger installed base of customers than the Company will not introduce products comparable, or perceived as comparable, to those of the Company.

     In addition to software company competitors, the Company also competes indirectly against alternative sources of technical support, such as the technical support departments of hardware and software vendors. Additionally, the Internet provides hardware and software vendors with a new medium to offer technical support services. The Company expects that many vendors will provide Internet-based technical support services to support their existing and future products. The availability of these technical support services could materially dilute the value of the Company's products and have a material adverse effect on the Company's business, results of operations and financial condition.

     Dependence on Distribution Channels. The Company currently sells its products primarily through distributors for resale to the retail channel. Sales to such distributors accounted for approximately 69% and 65% of the Company's net revenues in 1996 and 1997, respectively.

     Sales to a limited number of distributors have constituted and are expected to continue to constitute a substantial portion of the Company's net revenues. Net sales to the Company's top two distributors, Ingram Micro Inc. ("Ingram Micro") and Navarre Corporation ("Navarre"), accounted for approximately 25% and 25%, respectively, of net revenues in 1996 and 1997. The loss of, or reduction in, orders from any of these distributors could have a material adverse effect on the Company's business, results of operations and financial condition. Historically, margins for distributors in the PC software industry have been low, competition has been intense and distributors have relied on timely payments from their customers. Financial difficulties of any distributors could render the Company's associated accounts receivable uncollectible, which could have a material adverse effect on the Company's business, results of operations and financial condition. In addition, any special distribution arrangements or product pricing arrangements that the Company may implement for strategic purposes in one or more of its distribution channels could materially adversely affect its margins.

     The distribution channels through which consumer software products are sold have been characterized by rapid change, including consolidations and financial difficulties of certain distributors and retailers and the emergence of new retailers such as general mass merchandisers. In addition, due to an increase in the number of software applications, there are an increasing number of companies competing for access to these channels. Retailers of the Company's products typically have a limited amount of shelf space and promotional resources, and there is intense competition for high quality and adequate levels of shelf space and promotional support from the retailers. The Company believes this competition for shelf space will increase in the near term as competitors introduce new automatic service and support software. The competition for access to distribution channels also, from time to time, results in the Company offering extended payment terms and other incentives to its distribution partners to maintain adequate shelf space for its products. There can be no assurance that distributors and retailers will continue to purchase the Company's products or provide the Company's products with adequate levels of shelf space and promotional support, the lack of which would have a material adverse effect on the Company's business, results of operations and financial condition. The Company has entered into, and seeks to continue to establish, strategic alliances with third-party vendors to increase the distribution of its automatic service and support products. To date none of these agreements or strategic alliances has generated significant revenues and there can be no assurance that any of these agreements or strategic alliances will be a material source of revenues for the Company. In addition, there can be no assurance that these agreements and alliances will not be amended or terminated prior to their expiration because of changed commercial conditions or otherwise.

     Dependence on Microsoft Windows and Windows NT. The Company's success is dependent on the continued widespread use of the Windows and Windows NT operating systems for PCs. The Company's ActiveHelp products are designed to automatically detect, diagnose, resolve and help prevent common problems in the Windows and Windows NT environments. Although Windows operating systems are currently used by many PC users, other companies, including International Business Machines Corporation, Apple Computer, Inc. and Sun Microsystems, Inc., have developed or are developing other operating systems that compete, or will compete, with Windows. In the event that any of these alternative operating systems become widely accepted in the PC marketplace, demand for the Company's products could be adversely affected, thereby materially adversely affecting the Company's business, results of operations and financial condition. In addition, Microsoft may introduce new operating systems to replace Windows or Windows NT or could incorporate some or many of the key features of the Company's products in new versions of its operating systems, thereby eliminating the need for users to purchase the Company's products. Specifically, the Company expects Microsoft to release Windows '98 in calendar 1998. To the extent that the Company's products are not compatible with Windows '98, the Company may need to significantly update its products. In addition, the Company may experience significant returns. The inability to adapt current products or to develop new products for use with any new operating systems on a timely basis would have a material adverse effect on the Company's business, results of operations and financial condition.

     In addition, the Company's ability to develop products based on Windows and Windows NT operating systems and release these products immediately prior to, or at the time of Microsoft's release of new and upgraded Windows and Windows NT products is substantially dependent on its ability to gain pre-release access to, and to develop expertise in, current and future versions of Windows and Windows NT. There can be no assurance that the Company will be able to provide products that are compatible with future Windows and Windows NT releases on a timely basis, with or without the cooperation of Microsoft.

     Developing Market. The Company's products address the new and rapidly evolving market for automatic service and support including Internet privacy and security software products. The market for such products has only recently begun to develop and is characterized by an increasing number of existing and potential market entrants who have introduced or are in the process of introducing or developing automatic service and support software products. As is typical in the case of a new and rapidly evolving market, the demand and market acceptance for recently introduced products are subject to a high level of uncertainty and risk. It is difficult to predict the future growth rate and size of this market. There can be no assurance that the market for the Company's products will develop, that demand for the Company's products or for automatic service and support and Internet privacy and security software products in general will increase or that the rate of growth of this demand will be sustainable or will not decrease. The Company's ability to develop and successfully market additional products depends substantially on the acceptance of automatic service and support products by individual and corporate users as an effective means of addressing their technical support requirements and the acceptance of Internet privacy and security software as an effective means of protecting their critical and sensitive information. If the market fails to develop, develops more slowly than expected or becomes saturated with competitors, or if the Company's products do not achieve or sustain market acceptance, the Company's business, results of operations and financial condition will be materially adversely affected.

     New Product Development and Technological Change. Substantially all of the Company's net revenues have been derived, and substantially all of the Company's future net revenues are expected to be derived, from the sale of its automatic service and support products. The market for such products is characterized by rapid technological advances, evolving industry standards in computer hardware and software technology and frequent new product introductions and enhancements. The Company's products must be continually updated to address the new and evolving technical support requirements of third-party hardware and software. Failure to anticipate technical difficulties that arise from use of these third-party products and incorporate solutions to such difficulties into the Company's products would have a material adverse effect on continued market acceptance of the Company's products. The Company's ability to design, develop, test and support on a timely basis new software products, updates and enhancements that respond to technological developments and emerging industry standards in the Company's current market as well as new markets such as the enterprise market is critical to the Company's future success. There can be no assurance that the Company will be successful in such efforts or that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of new products and enhancements, or that its new products, upgrades and enhancements will adequately meet the requirements of the marketplace and achieve market acceptance. The introduction of new products, upgrades or enhanced versions of existing products is subject to the risk of development delays due to resource constraints, availability of technical employees, technological change and other reasons. In addition, the Company may encounter difficulties or delays in developing products for the enterprise market for which the technical and functional requirements for products are different from and are often more complex than those in the retail market. If the Company is unable to develop on a timely basis new software products, upgrades or enhancements to existing products or if such new products, upgrades or enhancements do not achieve market acceptance, the Company's business, results of operations and financial condition would be materially adversely affected.

     The Company supplements its in-house product development by engaging work-for-hire software engineers in India. In addition, the Company from time to time engages other software engineers on a contract basis. Any loss of the services of these engineers due to political or economic instability or for any other reason could adversely affect the Company's product development efforts and thereby could materially adversely affect the Company's business, results of operations and financial condition.

     Dependence on the Internet. The commercial viability of the Company's products and the Company's ability to execute its strategy to leverage the Internet as a platform for its products and services are dependent upon the continued development and acceptance of the Internet. In addition, the Company's future success may be dependent upon continued growth in the use of the Internet in order to support the distribution of products and future upgrades. The use of the Internet as a distribution channel is new and unproven and represents a significant departure from traditional distribution methods employed by software companies. Critical issues concerning the commercial use of the Internet (including security, reliability, cost, ease of use, accessibility, speed and potential tax or other government regulation) remain unresolved and may affect the use of the Internet as a medium to support the functionality of the Company's products as well as to distribute software. There can be no assurance that the use of the Internet will be effective for either current or future products. The failure of the development and acceptance of the Internet would have a material adverse effect on the Company's business, results of operations and financial condition. The Company's future success depends, in part, upon the future growth of the Internet for commercial transactions. There can be no assurance that communication or commerce over the Internet will become widespread and it is not known whether this market will develop to the extent necessary for demand for the Company's products to emerge and become sustainable. The Internet may not prove to be a viable commercial marketplace for a number of reasons, including inadequate bandwidth and a lack of secure payment mechanisms. To the extent that the Internet continues to experience significant growth in the number of users and level of use, there can be no assurance that the Internet infrastructure will continue to be able to support the demands placed upon it. Moreover, the Internet could lose its viability due to delays in the development or adoption of new standards and protocols required to handle increased levels of Internet activity or due to increased government regulation. Changes in or insufficient availability of telecommunications services to support the Internet also could result in slower response times which might adversely affect customers' ability or willingness to access or purchase the Company's products or upgrades over the Internet. In addition, the security and privacy concerns of existing and potential customers, as well as concerns related to computer viruses, may inhibit the growth of the Internet marketplace generally and the customer base for the Company's products in particular. If use of the Internet does not continue to grow, if the Internet infrastructure does not effectively support customer demand or if hardware and software vendors do not continue to post updates and patches on the Internet, the Company's business, results of operations and financial condition could be materially adversely affected.

     Limited Protection of Proprietary Rights. The Company's success is heavily dependent upon its proprietary software. The Company relies primarily on a combination of copyright, trademark and trade secret laws, employee confidentiality and nondisclosure agreements and third-party nondisclosure agreements and other methods of protection common in the consumer software industry to protect its proprietary rights. The Company licenses its products primarily under "shrink wrap" license agreements that are not signed by licensees and therefore may be unenforceable under the laws of certain jurisdictions. In addition, the Company has two United States patent applications pending and intends to seek international and further United States patents on its technology. There can be no assurance that patents will issue from the Company's pending applications or that any claims allowed from the pending patent applications or those hereafter filed will be of sufficient scope or strength, or be issued in all countries where the Company's products can be sold, to provide meaningful protection or any commercial advantage to the Company or that any patents which may be issued to the Company will not be challenged and invalidated. Although from time to time the Company obtains copyright registrations on certain items of its technology, existing copyright laws provide only limited protection. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use the Company's products or technology that the Company considers proprietary, and third parties may develop similar technology independently. Furthermore, there can be no assurance that others will not infringe the Company's intellectual property rights. Policing unauthorized use of the Company's intellectual property rights and products is difficult. While the Company is unable to determine the extent to which piracy of its software products exists, software piracy can be expected to be a persistent problem. There can be no assurance that the Company can meaningfully protect its intellectual property rights. A failure by the Company to meaningfully protect its intellectual property rights could have a material adverse effect on the Company's business, financial condition and results of operations. The Company also relies, in part, on technology licenses from third parties. In the event that such licensees are terminated, the Company would need to license similar technology from alternative sources or develop its own technology. In the event the Company could not license such similar technology on commercially viable terms or otherwise successfully develop its own technology, the Company's business, results of operation and financial condition could be materially adversely affected. In addition, there can be no assurance that the Company's competitors will not independently develop technologies and products that are substantially equivalent or superior to those of the Company without violating the Company's proprietary rights, the commercialization of which could have a material adverse effect on the Company's business, results of operations and financial condition.

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

     The Company intends to continue expansion of the international distribution of its products. The laws of some foreign countries either do not protect the Company's proprietary rights or offer only limited protection for those rights. The Company has not registered its copyrights in any foreign countries. While in most foreign countries registration is not required in order to receive copyright protection, the ability to bring an enforcement action and obtain certain remedies depends on compliance with that country's copyright laws. Consequently, the Company's failure to register its copyrights abroad may make enforcement of these rights more difficult or reduce the available remedies in any enforcement action. The Company is currently pursuing further foreign registration of its trademarks on a limited basis, but due to the substantial costs involved and potential prior existing rights, unfavorable laws or other obstacles to obtaining trademark protection, the Company may not be able to prevent a third party from using its trademarks in a foreign jurisdiction.

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

     Volatility of Stock Price. The market price of the shares of Common Stock is likely to be highly volatile and could be subject to wide fluctuations in response to factors such as actual or anticipated variations in the Company's operating results, announcements of technological innovations, new products or new contracts by the Company or its competitors, third party product reviews or awards on the Company's or its competitors' products, developments with respect to patents, copyrights or proprietary rights, changes in financial estimates by securities analysts, conditions and trends in the software and other technology industries, adoption of new accounting standards affecting the software industry, general market conditions and other factors. Further, the stock market has experienced extreme price and volume fluctuations that have particularly affected the market prices of equity securities of many high technology companies and that often have been unrelated or disproportionate to the operating performance of such companies. Declines in market prices generally may adversely affect the market price of the Company's Common Stock. The Company has been named as a defendant in class action litigation which could result in substantial costs and a diversion of management attention and resources, which would have a material adverse effect on the Company's business, results of operations and financial condition. There can be no assurance that additional actions will not be brought against the Company. In addition, the Company is aware that on March 18, 1998, plaintiffs Mark Novisoff, Timothy O'Pry, Janet Van Pelt and Thomas Lynch (collectively, the "Amending Plaintiffs") filed a motion for leave to file an amended complaint for the purpose of, inter alia, adding the Company as a defendant to a lawsuit the Amending Plaintiffs filed on March 2, 1998 in Los Angeles Superior Court against Luckman Interactive, Inc. The Company is not currently a party to this lawsuit. The motion is scheduled for a hearing on April 22, 1998. There can be no assurance that the court will not permit such amended complaint to be filed. These market fluctuations, as well as general economic, political and market conditions, such as recessions or international currency fluctuations, may adversely affect the market price of the Common Stock.

     Product Liability. The Company's software products may contain errors or failures. There can be no assurance that, despite testing by the Company and testing and use by current and potential customers, errors will not be found in products after commencement of commercial shipments. The occurrence of any such errors could result in the loss of, or a delay in, market acceptance of the Company's products, which would have a material adverse effect on the Company's business, results of operations and financial condition. The Company's license agreements with its customers typically contain provisions designed to limit the Company's exposure to potential claims for damages. It is possible, however, that the limitation of liability provisions contained in the Company's license agreements may not be effective under the laws of certain jurisdictions. Although the Company has not experienced any such claims to date, the sale and support of the Company's products may entail the risk of such claims. While the Company has obtained insurance against product liability risks, there can be no assurance that such insurance will provide adequate coverage. The Company does not currently carry errors and omissions coverage which may protect against allegations that the Company's products have failed to perform adequately. Any such claims for damages brought against the Company could have a material adverse effect on the Company's business, results of operations and financial condition.

     Risks Associated with Recent Acquisitions; Potential Future
Acquisitions. In April 1997, the Company acquired certain assets of Luckman Interactive, Inc. and acquired Walk Softly, Inc. The integration of acquired assets, groups and product lines is typically difficult, time consuming and subject to a number of inherent risks. The integration of product lines requires the coordination of the research and development and sales and marketing efforts of the acquired groups and the Company. Such combinations have and will continue to require substantial attention from management. The diversion of the attention of management and any difficulties encountered in the transition process could have a material adverse impact on the Company's business, financial condition and results of operations. In addition, the process of assimilating and managing acquisitions could cause the interruption of, or a loss of momentum in, the activities of the Company's business, which could have a material adverse effect on the Company. There can be no assurance that the Company will realize the anticipated benefits of any of these acquisitions.

     Future acquisitions by the Company may result in the diversion of management's attention from the day-to-day operations of the Company's business and may include numerous other risks, including difficulties in the integration of the operations, products and personnel of the acquired companies. Future acquisitions by the Company also have the potential to result in dilutive issuances of equity securities, the incurrence of debt and amortization expenses related to goodwill and other intangible assets. While there are currently no such acquisitions planned or being negotiated, Company management frequently evaluates the strategic opportunities available to it and may in the near- or long-term pursue acquisitions of complementary businesses, products or technologies.

     Risks Associated With Global Operations. During 1997, approximately 17% of total net revenues were from sales to customers outside of the United States. The Company is expanding its sales operations outside of the United States which will require significant management attention and financial resources. The Company's ability to expand its product sales internationally is dependent on the successful development of localized versions of the Company's products, establishment of distribution channels, acceptance of such products and the acceptance of the Internet internationally. The Company expects to commit significant resources to customizing its products for selected international markets and to developing international sales and support channels. The Company's products rely on a knowledge base that contains detailed information based on specific English language versions of third-party hardware and software applications. This knowledge base must be recreated for each foreign language version that is developed to support foreign releases of such products, many of which have been modified from their United States releases. There can be no assurance that this task can be completed in a timely or cost-effective manner or that enough products can be supported to ensure customer acceptance. The Company believes that successful execution of a global strategy is critical to maintaining its current market position and competitive advantage. Failure to successfully expand its products to international markets could cause the Company to lose business to global competitors or prevent the development of strategic relationships with global hardware and software vendors.

     International operations are subject to a number of risks, including costs of customizing products for foreign countries, dependence on independent resellers, multiple and conflicting regulations regarding communications, use of data and control of Internet access, longer payment cycles, unexpected changes in regulatory requirements, import and export restrictions and tariffs, difficulties in staffing and managing foreign operations, greater difficulty or delay in accounts receivable collection, potentially adverse tax consequences, the burdens of complying with a variety of foreign laws, the impact of possible recessionary economic environments in economies outside the United States and political and economic instability. An increase in the value of the United States dollar relative to foreign currencies could make the Company's products more expensive and, therefore, potentially less competitive in foreign markets. If the Company increases its international sales, its net revenues may also be affected to a greater extent by seasonal fluctuations resulting from lower sales that typically occur during the summer months in Europe and other parts of the world. Moreover, the laws of certain foreign countries in which the Company's products may be sold may not protect the Company's intellectual property rights to the same extent as do the laws of the United States, thus increasing the possibility of piracy of the Company's products.

     In addition, the European Monetary Union is embarking on a multi-year introduction and conversion to a common currency, the Euro. There can be no assurance that the Company can adopt or modify its systems and processes in a timely and cost effective manner to accept this new currency. Any delays or inability to conduct business using the Euro could materially adversely affect the Company's business, results of operations and financial condition.

     Reliance on Outside Resources. The Company relies upon independent contractors to perform a number of tasks, including product duplication and packaging, reproduction of manuals and brochures and order fulfillment. The Company depends on these outside parties to perform such functions to the Company's specifications and quality standards. The Company currently does not have long-term agreements with any of these outside parties. The Company supplements its in-house product development by engaging work-for-hire software engineers in India. In addition, the Company from time to time engages other software engineers on a contract basis. Although the Company believes that alternative resources exist or can be obtained, a disruption of the Company's relationship with any of these outside parties or the failure of these outside parties to continue to provide quality supplies and services on a timely basis could materially adversely affect the Company's business, results of operations and financial condition.

     Anti-takeover Provisions. The Company's Board of Directors has the authority to issue up to 2,000,000 shares of Preferred Stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by the stockholders. The rights of the holders of Common Stock will be subject to, and may be adversely affected by, the rights of holders of any Preferred Stock that may be issued in the future. The issuance of Preferred Stock may delay, defer or prevent a change in control of the Company. In addition, Section 203 of the Delaware General Corporation Law, to which the Company is subject, restricts certain business combinations with any "interested stockholder" as defined by such statute. The statute may delay, defer or prevent a change in control of the Company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
CyberMedia, Inc.:

     We have audited the accompanying consolidated balance sheets of CyberMedia, Inc. and subsidiaries as of December 31, 1997 and 1996 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CyberMedia, Inc. and subsidiaries as of December 31, 1997 and 1996 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997 in conformity with generally accepted accounting principles.

                                          [/s/ KPMG Peat Marwick LLP]

Long Beach, California
March 25, 1998

                       CYBERMEDIA, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                              DECEMBER 31, 1996   DECEMBER 31, 1997
                                                              -----------------   -----------------
Current assets:
  Cash and cash equivalents.................................     $39,322,000         $25,059,000
  Marketable securities.....................................              --           1,001,000
  Trade accounts receivable, net............................      12,318,000          19,851,000
  Inventory.................................................       2,365,000           3,590,000
  Prepaid expenses..........................................       1,270,000           1,417,000
  Deferred taxes............................................              --           3,619,000
  Other current assets......................................         185,000           1,091,000
                                                                 -----------         -----------
          Total current assets..............................      55,460,000          55,628,000
Furniture, fixtures and equipment, net......................         990,000           4,191,000
Other assets................................................              --             284,000
                                                                 -----------         -----------
                                                                 $56,450,000         $60,103,000
                                                                 ===========         ===========

                               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................     $ 7,004,000         $ 8,753,000
  Accrued expenses..........................................       1,247,000           2,917,000
  Related party payable.....................................              --             618,000
  Income taxes payable......................................              --           2,787,000
  Unearned revenues.........................................       4,024,000           3,655,000
  Grant payable.............................................         413,000             390,000
  Current portion of capital lease..........................          45,000              17,000
  Deferred obligation for acquired research and
     development............................................              --           2,913,000
                                                                 -----------         -----------
          Total current liabilities.........................      12,733,000          22,050,000
Capital lease obligation and deferred rent..................          49,000             284,000
Deferred obligation for acquired research and development...              --           1,125,000
                                                                 -----------         -----------
          Total liabilities.................................      12,782,000          23,459,000
Commitments and contingencies
Stockholders' equity:
  Preferred stock, par value $.01, 2,000,000 shares
     authorized; none issued and outstanding................              --                  --
  Common stock, $0.01 par value. Authorized 50,000,000
     shares; issued and outstanding 11,825,354, and
     12,511,654 shares in 1996 and 1997, respectively.......         119,000             126,000
  Additional paid-in capital................................      52,583,000          57,587,000
  Accumulated deficit.......................................      (9,034,000)        (20,774,000)
  Cumulative foreign currency translation adjustment........              --            (295,000)
                                                                 -----------         -----------
          Total stockholders' equity........................      43,668,000          36,644,000
                                                                 -----------         -----------
                                                                 $56,450,000         $60,103,000
                                                                 ===========         ===========

          See accompanying notes to consolidated financial statements.

                       CYBERMEDIA, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                 YEAR ENDED DECEMBER 31,
                                                         ----------------------------------------
                                                            1995          1996           1997
                                                         -----------   -----------   ------------
Net revenues...........................................  $ 4,797,000   $38,524,000   $ 71,227,000
Cost of revenues.......................................    2,103,000    11,991,000     14,477,000
                                                         -----------   -----------   ------------
  Gross profit.........................................    2,694,000    26,533,000     56,750,000
Research and development...............................      964,000     3,300,000      9,333,000
Sales and marketing....................................    4,036,000    24,125,000     39,464,000
General and administrative.............................      987,000     2,941,000      6,940,000
One-time in-process R&D and acquisition expenses.......           --            --     11,341,000
                                                         -----------   -----------   ------------
          Total operating expenses.....................    5,987,000    30,366,000     67,078,000
                                                         -----------   -----------   ------------
  Loss from operations.................................   (3,293,000)   (3,833,000)   (10,328,000)
                                                         -----------   -----------   ------------
Interest income, net...................................       22,000       420,000      1,191,000
Other (expense)........................................      (80,000)      (69,000)       (21,000)
                                                         -----------   -----------   ------------
  Loss before income taxes.............................   (3,351,000)   (3,482,000)    (9,158,000)
Income tax expense.....................................        1,000         1,000      2,582,000
                                                         -----------   -----------   ------------
  Net loss.............................................  $(3,352,000)  $(3,483,000)  $(11,740,000)
                                                         ===========   ===========   ============
Basic and diluted net loss per common share............  $     (2.56)  $     (0.88)  $      (0.97)
                                                         ===========   ===========   ============
Common shares used in computing per share amounts......    1,311,000     3,943,000     12,128,000
                                                         ===========   ===========   ============

          See accompanying notes to consolidated financial statements.

                       CYBERMEDIA, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                SERIES A PREFERRED     SERIES B PREFERRED     SERIES C PREFERRED
                                                      STOCK                  STOCK                   STOCK
                                               --------------------   --------------------   ---------------------
                                                 SHARES     AMOUNT      SHARES     AMOUNT      SHARES      AMOUNT
                                               ----------   -------   ----------   -------   ----------   --------
Balance at December 31, 1994.................   2,816,801   $28,000           --   $    --           --   $     --
Issuance of Series A Preferred Stock in
 exchange for cash...........................     142,857     2,000           --        --           --         --
Issuance of Common Stock upon exercise of
 stock options...............................          --        --           --        --           --         --
Conversion of notes payable into Series B
 Preferred Stock.............................          --        --      635,714     6,000           --         --
Issuance of Series B Preferred Stock in
 exchange for cash...........................          --        --    5,735,715    58,000           --         --
Net loss.....................................          --        --           --        --           --         --
                                               ----------   -------   ----------   -------   ----------   --------
Balance at December 31, 1995.................   2,959,658    30,000    6,371,429    64,000           --         --
Issuance of Series C Preferred Stock in
 exchange for cash...........................          --        --           --        --    1,666,667     17,000
Issuance of Common Stock upon exercise of
 stock options and warrants..................          --        --           --        --           --         --
Issuance of Common Stock upon Conversion of
 Series A, B and C Preferred Stock...........  (2,959,658)  (30,000)  (6,371,429)  (64,000)  (1,666,667)   (17,000)
Issuance of Common Stock upon initial public
 offering, net of underwriting discounts and
 offering costs of $4,444,000................          --        --           --        --           --         --
Net loss.....................................          --        --           --        --           --         --
                                               ----------   -------   ----------   -------   ----------   --------
Balance at December 31, 1996.................          --        --           --        --           --         --
Issuance of Common Stock upon exercise of
 stock options and warrants..................          --        --           --        --           --         --
Issuance of Common Stock upon acquisition of
 Walk Softly.................................          --        --           --        --           --         --
Tax benefits from stock option exercises.....          --        --           --        --           --         --
Additional costs related to initial public
 offering....................................          --        --           --        --           --         --
Issuance of warrants for acquisition of
 in-process R&D..............................          --        --           --        --           --         --
Warrants exercised in cashless transaction...          --        --           --        --           --         --
Net loss.....................................          --        --           --        --           --         --
Foreign currency translation adjustment......          --        --           --        --           --         --
                                               ----------   -------   ----------   -------   ----------   --------
                                                       --   $    --           --   $    --           --   $     --
                                               ==========   =======   ==========   =======   ==========   ========

                                                                                                     CUMULATIVE
                                                   COMMON STOCK        ADDITIONAL                      FOREIGN     STOCKHOLDERS'
                                               ---------------------     PAID-IN      ACCUMULATED     CURRENCY        EQUITY
                                                 SHARES      AMOUNT      CAPITAL        DEFICIT      TRANSLATION   (DEFICIENCY)
                                               ----------   --------   -----------   -------------   -----------   -------------
Balance at December 31, 1994.................   1,172,500   $ 12,000   $ 1,004,000   $  (2,199,000)   $      --    $ (1,155,000)
Issuance of Series A Preferred Stock in
 exchange for cash...........................          --         --        48,000              --           --          50,000
Issuance of Common Stock upon exercise of
 stock options...............................      50,000      1,000         2,000              --           --           3,000
Conversion of notes payable into Series B
 Preferred Stock.............................          --         --       439,000              --           --         445,000
Issuance of Series B Preferred Stock in
 exchange for cash...........................          --         --     3,958,000              --           --       4,016,000
Net loss.....................................          --         --            --      (3,352,000)          --      (3,352,000)
                                               ----------   --------   -----------   -------------    ---------    ------------
Balance at December 31, 1995.................   1,222,500     13,000     5,451,000      (5,551,000)          --           7,000
Issuance of Series C Preferred Stock in
 exchange for cash...........................          --         --     4,983,000              --           --       5,000,000
Issuance of Common Stock upon exercise of
 stock options and warrants..................   2,228,977     22,000       566,000              --           --         588,000
Issuance of Common Stock upon Conversion of
 Series A, B and C Preferred Stock...........   5,498,877     55,000        56,000              --           --              --
Issuance of Common Stock upon initial public
 offering, net of underwriting discounts and
 offering costs of $4,444,000................   2,875,000     29,000    41,527,000              --           --      41,556,000
Net loss.....................................          --         --            --      (3,483,000)          --      (3,483,000)
                                               ----------   --------   -----------   -------------    ---------    ------------
Balance at December 31, 1996.................  11,825,354    119,000    52,583,000      (9,034,000)          --      43,668,000
Issuance of Common Stock upon exercise of
 stock options and warrants..................     563,832      6,000     2,778,000              --           --       2,784,000
Issuance of Common Stock upon acquisition of
 Walk Softly.................................     122,468      1,000         8,000              --           --           9,000
Tax benefits from stock option exercises.....          --         --     1,391,000              --           --       1,391,000
Additional costs related to initial public
 offering....................................          --         --      (261,000)             --           --        (261,000)
Issuance of warrants for acquisition of
 in-process R&D..............................          --         --       750,000              --           --         750,000
Warrants exercised in cashless transaction...          --         --       338,000              --           --         338,000
Net loss.....................................          --         --            --     (11,740,000)          --     (11,740,000)
Foreign currency translation adjustment......          --         --            --              --     (295,000)       (295,000)
                                               ----------   --------   -----------   -------------    ---------    ------------
                                               12,511,654   $126,000   $57,587,000   $ (20,774,000)   $(295,000)   $ 36,644,000
                                               ==========   ========   ===========   =============    =========    ============

          See accompanying notes to consolidated financial statements.

                       CYBERMEDIA, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      YEAR ENDED DECEMBER 31,
                                                              ----------------------------------------
                                                                 1995          1996           1997
                                                              -----------   -----------   ------------
Cash flows from operating activities:
  Net loss..................................................  $(3,352,000)  $(3,483,000)  $(11,740,000)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Depreciation and amortization...........................       19,000       237,000        810,000
    Deferred taxes..........................................           --            --     (3,619,000)
    Deferred rent...........................................           --            --        235,000
    Warrants exercised in cashless transaction..............           --            --        338,000
    Warrants issued for acquired R&D........................           --            --        750,000
  Changes in assets and liabilities:
    Trade accounts receivable, net..........................   (1,143,000)  (11,136,000)    (7,533,000)
    Inventory...............................................     (407,000)   (1,953,000)    (1,225,000)
    Prepaid expenses........................................      (84,000)   (1,159,000)      (147,000)
    Other current assets....................................      (10,000)     (175,000)      (906,000)
    Accounts payable........................................    1,362,000     5,384,000      1,749,000
    Accrued expenses and related party payables.............      189,000       828,000      2,288,000
    Income taxes payable....................................           --            --      4,178,000
    Unearned revenues.......................................      677,000     3,347,000       (369,000)
    Grant payable...........................................      276,000      (194,000)       (23,000)
    Deferred obligation for acquired R&D....................           --            --      4,038,000
    Other liabilities.......................................      (25,000)           --             --
                                                              -----------   -----------   ------------
      Net cash used in operating activities.................   (2,498,000)   (8,304,000)   (11,176,000)
Cash flows used in investing activities -- purchase of:
  Marketable securities.....................................           --            --     (1,001,000)
  Furniture, fixtures and equipment.........................      (67,000)   (1,043,000)    (3,901,000)
  Goodwill and other assets.................................           --            --       (394,000)
                                                              -----------   -----------   ------------
      Net cash used in investing activities.................      (67,000)   (1,043,000)    (5,296,000)
Cash flows from financing activities:
  Proceeds from the issuance of Series A Preferred Stock....       50,000            --             --
  Proceeds from the issuance of Series B Preferred Stock....    4,016,000            --             --
  Proceeds from the issuance of Series C Preferred Stock....           --     5,000,000             --
  Payments of capital lease obligations.....................       (1,000)      (25,000)       (28,000)
  Proceeds from the issuance of Common Stock upon exercise
    of stock options and warrants...........................        3,000       588,000      2,793,000
  Proceeds from (repayments of) note payable................      445,000      (500,000)            --
  Proceeds from the issuance of Common Stock upon initial
    public offering (additional offering expenses)..........           --    41,556,000       (261,000)
  Proceeds from the receipt of grant........................           --            --             --
                                                              -----------   -----------   ------------
      Net cash provided by financing activities.............    4,513,000    46,619,000      2,504,000
                                                              -----------   -----------   ------------
Effect of exchange rate changes on cash.....................           --            --       (295,000)
                                                              -----------   -----------   ------------
      Net increase(decrease) in cash and cash equivalents...    1,948,000    37,272,000    (14,263,000)
Cash and cash equivalents at beginning of period............      102,000     2,050,000     39,322,000
                                                              -----------   -----------   ------------
Cash and cash equivalents at end of period..................  $ 2,050,000   $39,322,000   $ 25,059,000
                                                              ===========   ===========   ============
Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest................................................  $    80,000   $    69,000   $    402,000
    Income taxes............................................  $     1,000   $   440,000   $  1,560,000
Supplemental disclosure of noncash investing and financing
  activities:
  Tax benefits from stock option exercises..................           --            --      1,391,000
  Conversion of notes payable into Series B Preferred
    Stock...................................................  $   445,000   $        --   $         --
  Acquisition of equipment through capital lease
    agreements..............................................  $    26,000   $    94,000   $         --

          See accompanying notes to consolidated financial statements.

                       CYBERMEDIA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization and Pooling of Interests

     CyberMedia, Inc. (the "Company"), a Delaware corporation, develops and markets software products that provide automatic service and support to PC users in the Windows environment. Products are principally sold to distributors and directly to consumers. The Company also markets its products internationally through its wholly-owned subsidiaries, CyberHelp Ltd. in Ireland and CyberMedia KK in Japan and through certain distribution and licensing agreements. For the years ended 1996 and 1997, approximately 10% and 19%, respectively, of the Company's net revenues were from international sales. Prior to 1996, international sales were less than 5% of net revenues. In 1997, European business accounted for 13%, 4% and 4% of the Company's net revenues, loss before taxes and net loss, respectively. Assets located in Europe were less than 10% of total assets in 1996 and 1997.

     In April 1997, the Company acquired, in a transaction accounted for as a pooling of interests, all of the outstanding shares of Walk Softly, Inc. 122,468 shares of common stock were issued in connection with this acquisition. The results of operations of Walk Softly, Inc. were insignificant; accordingly, results of operations for periods prior to the transaction have not been restated.

  Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions have been eliminated in consolidation.

  Cash Equivalents

     The Company considers all highly liquid investments having original maturities of three months or less to be cash equivalents.

  Marketable Securities

     Marketable securities, considered by the Company to be available-for-sale, consist primarily of bankers' acceptances and commercial paper of large U.S. corporations. The securities are stated at cost, which approximates market.

  Inventory

     Inventory, consisting of software product and related packaging materials, is stated at the lower of cost (first-in, first-out method) or market. Inventory is shown net of valuation allowances of $430,000 and $74,000 at December 31, 1996 and 1997, respectively.

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

                       CYBERMEDIA, INC. AND SUBSIDIARIES

     In October 1997, the American Institute of Certified Public Accountants ("AICPA") released Statement of Position 97-2, "Software Revenue Recognition" ("SOP 97-2"). Among other things, SOP 97-2 eliminates the distinction between significant and insignificant vendor obligations promulgated by SOP 91-1 and requires each element of a software arrangement to meet certain criteria in order to recognize revenue allocated to that element. Additionally, SOP 97-2 requires that total fees under an arrangement be allocated to each element in the arrangement based upon vendor specific objective evidence, as defined. SOP 97-2 is effective for software transactions entered into by the Company in fiscal 1998 and subsequent periods.

     As a result of certain issues raised in applying SOP 97-2, the AICPA issued a Statement of Position which will delay for one year the effective date of certain provisions of SOP 97-2 with respect to what constitutes vendor-specific objective evidence of fair value of the delivered software element in certain multiple-element arrangements that include service elements entered into by entities that never sell the software elements separately. The Company does not anticipate that the adoption of SOP 97-2 and the new SOP will have a material effect on the Company's results of operations. However, the ultimate resolution of the implementation issues referred to above, or additional issues not yet raised or addressed by the AICPA, could change the Company's expectation.

  Revenue Related Allowances

     Allowances for sales returns and doubtful accounts are established based upon historical experience and management's estimates as shipments are made. The allowance for sales returns and doubtful accounts aggregated $1,523,000 and $15,749,000 at December 31, 1996 and 1997, respectively, and is shown as a reduction of accounts receivable on the accompanying balance sheets. The allowance for sales returns includes the Company's estimation of costs related to its price protection policy. Such costs have historically been immaterial.

  Unearned Revenues

     The Company offers customers update rights for certain products at no additional cost. As a result, ratable revenue recognition is appropriate for a portion of the license fees for such products. Accordingly, unearned revenues on the accompanying balance sheets represent Internet and other product updates and other unspecified future support commitments which will be recognized ratably over the estimated update periods, generally twelve months.

  Research and Development and Purchased In-Process R & D

     Costs relating to designing, developing and testing new software products are expensed as research and development as incurred. Although costs incurred subsequent to establishing technological feasibility of software products are to be capitalized pursuant to Statement of Financial Accounting Standards ("SFAS") No. 86 (Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed), the Company has not capitalized any software development costs since the impact to the financial statements for all periods presented has been immaterial.

     The Company has acquired certain software code, including non-exclusive rights to use software code developed by others, with the intent to incorporate such purchased technology in future products. Where such purchased technology rights are determined to have no alternative future use other than in development of future products, the Company expenses amounts paid. During 1997, the Company expensed an aggregate of $11,341,000 in connection with two acquisitions of such in process research and development.

     In the first acquisition, the Company paid cash of $4.0 million, agreed to pay additional minimum guaranteed amounts of $4.5 million and issued warrants to purchase 150,000 shares of the Company's common stock at $9.13 per share. The warrants were valued at $750,000 (see note 7). In the second

                       CYBERMEDIA, INC. AND SUBSIDIARIES
acquisition, the Company paid cash of $1.1 million and agreed to pay an additional $1.3 million in installments due through September 1998.

  Depreciation and Amortization

     Furniture, fixtures and equipment are stated at cost. Depreciation of furniture, fixtures and equipment is calculated on the straight-line depreciation method over the estimated useful lives as follows:

Computer equipment and purchased
  software...............................  3 years
Office furniture and equipment...........  3-4 years
Assets under capital lease...............  Shorter of lease term or the estimated useful life
                                           of the asset

  Income Taxes

     The Company accounts for income taxes using Statement of Financial Accounting Standards No. 109 (Accounting for Income Taxes). Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

  Computation of Net Loss per Share

     In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, Earnings per Share. The Company has reflected the provisions of SFAS 128 in the accompanying consolidated financial statements for all periods presented. SFAS 128 replaces the presentation of primary Earnings Per Share ("EPS") with a presentation of basic EPS, which excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. The Statement also requires the dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures. Diluted EPS is computed similarly to fully diluted EPS pursuant to Accounting Principles Board (APB) Opinion No.
15. Due to the losses reported by the Company in each of the last three years, any potential common shares to be included in diluted earnings per share as a result of common stock options and warrants are anti-dilutive and thus diluted earnings per share and basic earnings per share are equal. Potentially dilutive securities not included in the computation of basic earnings per share consisted of stock options and warrants outstanding as of December 31, 1997. See Notes 7 and 8.

     In February 1998, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 98 which changes the calculation of earnings per share in periods prior to initial public offerings as previously applied under SAB No. 83. When a registrant issued common stock, warrants, options, or other potentially dilutive instruments for consideration or with exercise prices below the initial public offering price within a one year period prior to the initial filing of a registration statement relating to an initial public offering, SAB No. 83 required such equity instruments to be treated as outstanding for all periods presented in the filing using the anticipated initial public offering price and the treasury stock method. Under SAB No. 98, when common stock options, warrants, or other potentially dilutive instruments have been issued for nominal consideration during the periods covered by income statements in the filing, those nominal issuances are to be reflected in earnings per share calculations for all periods presented. Based on the Company's current understanding of the definition of "nominal consideration," the Company has concluded that during all

                       CYBERMEDIA, INC. AND SUBSIDIARIES
periods prior to the Company's initial public offering, no equity instruments were issued for nominal consideration. Per share results for periods prior to or including the Company's initial public offering have been restated in accordance with SAB No. 98.

  Financial Instruments

     The Financial Accounting Standards Board's SFAS No. 107 (Disclosures about Fair Value of Financial Instruments) defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The Company's carrying value of cash equivalents, accounts receivable, accounts payable, accrued expenses, grant payable, capital lease obligations and notes payable approximates fair value because each instrument has a short-term maturity or because the applicable interest rates are comparable to current borrowing rates.

  Long-Lived Assets

     The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If the estimated future cash flows (undiscounted and without interest charges) from the use of an asset are less than the carrying value, a write-down would be recorded to reduce the related asset to the appropriate value.

  Use of Estimates

     Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

(2) FURNITURE, FIXTURES AND EQUIPMENT

     Furniture, fixtures and equipment, stated at cost, are summarized as follows:

                                                    DECEMBER 31,
                                              ------------------------
                                                 1996          1997
                                              ----------    ----------
Office furniture and equipment..............  $  348,000    $1,524,000
Computer equipment and purchased software...     923,000     3,621,000
                                              ----------    ----------
                                               1,271,000     5,165,000
                                              ----------    ----------
Less accumulated depreciation...............    (281,000)     (974,000)
                                              ----------    ----------
                                              $  990,000    $4,191,000
                                              ==========    ==========

     Assets acquired under capitalized leases, which are principally included in computer equipment above, at December 31, 1996 and 1997 aggregated $168,000 and $62,000 respectively. Accumulated depreciation related to these assets aggregated $57,000 and $43,000 at December 31, 1996 and 1997, respectively.

                       CYBERMEDIA, INC. AND SUBSIDIARIES

(3) ACCRUED EXPENSES

     Accrued expenses consist of the following:

                                                    DECEMBER 31,
                                              ------------------------
                                                 1996          1997
                                              ----------    ----------
Accrued compensation and related expenses...  $  363,000    $  979,000
Accrued IPO related expenses................     419,000            --
Accrued advertising.........................     339,000     1,938,000
Other.......................................     126,000            --
                                              ----------    ----------
                                              $1,247,000    $2,917,000
                                              ==========    ==========

(4) GRANT PAYABLE

     In August 1992, the Company received a grant under the Program for the Advancement of Commercial Technology Provided by the United States Agency for International Development and administered by the Industrial Credit and Investment Corporation of India Limited ("ICICI"). As of December 31, 1994, the Company had received $318,000, which had been allocated to the Company concurrent with the development of its products. Under the terms of the agreement, the Company is obligated to repay up to $795,000, through royalties based on product sales, as defined. The Company accrued royalty expense related to this grant of $276,000 during the year ended December 31, 1995. During the year ended December 31, 1996, the Company had reduced the royalty amount accrued to $95,000, which represented the total royalty amount the Company expected to pay in addition to the original grant amount of $318,000. During 1997, the Company paid ICICI $409,000 and accrued the remaining $386,000 representing the maximum amount payable under the terms of the grant.

(5) FINANCING ARRANGEMENTS

     The Company had a revolving line of credit of $3,000,000 bearing interest at the prime rate plus 1% which expired in April 1997. As of December 31, 1996, the Company had no outstanding borrowings on this revolving line of credit which was collateralized by all assets of the Company. The Company was restricted under the revolving line of credit from declaring or paying a dividend on any of its capital stock without bank consent. The Company currently has a $1,000,000 unrestricted line of credit which bears interest at the prime rate, and is collateralized by all assets of the Company. At December 31, 1997 the Company had no outstanding borrowings on this line of credit.

     The Company has from time to time utilized receivable based financing made available by commercial banks including sales of trade accounts receivable to such commercial banks. Such arrangements are non-recourse, except for sales returns and marketing credits. On September 30, 1997 the Company sold $4,831,000 of trade accounts receivable without recourse (subject to sales returns and marketing credits). At December 31, 1997, $552,000 of such accounts receivable remained outstanding; however subsequent to December 31, 1997, such amounts were satisfied in full.

                       CYBERMEDIA, INC. AND SUBSIDIARIES

(6) INCOME TAXES

     The provision for income taxes, all current, for the years ended December 31, 1995 and 1996 consists solely of the annual minimum California franchise tax of approximately $1,000. The tax provision for 1997 is summarized as follows:

                                 CURRENT       DEFERRED        TOTAL
                                ----------    -----------    ----------
Federal.......................  $5,029,000    $(3,619,000)   $1,410,000
State.........................   1,080,000             --     1,080,000
Foreign.......................      92,000                       92,000
                                ----------    -----------    ----------
          Total income tax
            expense...........   6,201,000    $(3,619,000)   $2,582,000
                                              ===========    ==========
Reduction of taxes for stock
  option exercises............   1,391,000
                                ----------
Current taxes.................  $4,810,000
                                ==========

     During 1997, the Company recognized tax benefits related to stock option plans of $1,391,000. Such benefits were recorded as an increase to additional paid in capital.

     The provision for income taxes differs from the expected tax benefit computed by applying the federal corporate tax rate of 34% to loss before income taxes principally due to the effect of net operating loss carryforwards in 1995 and 1996. For 1997, the provision for income taxes differs from the expected tax benefit computed using the federal corporate tax rate of 34% as follows:

Expected income tax benefit.................................  $(3,114,000)
State tax benefit (net).....................................     (562,000)
Increase in valuation allowance.............................    7,152,000
Tax credits.................................................   (1,007,000)
Permanent differences.......................................      110,000
Other.......................................................        3,000
                                                              -----------
          Income tax expense................................  $ 2,582,000
                                                              ===========

                       CYBERMEDIA, INC. AND SUBSIDIARIES

     The tax effects of temporary differences that give rise to significant portions of deferred tax assets are summarized as follows:

                                            DECEMBER 31,
                              -----------------------------------------
                                 1995           1996           1997
                              -----------    -----------    -----------
Deferred tax assets:
  Allowances................  $   307,000    $   474,000    $ 6,414,000
  Depreciation and
     amortization...........           --             --      3,653,000
  Accrued expenses..........       32,000        140,000        586,000
  Unearned revenues.........      243,000      1,333,000      1,392,000
  Grant payable.............      127,000       (127,000)            --
  Net operating losses......    1,506,000      1,124,000      1,164,000
  Other.....................           --         47,000        553,000
                              -----------    -----------    -----------
          Total gross
            deferred tax
            assets..........    2,215,000      2,991,000     13,762,000
          Less valuation
            allowance.......   (2,215,000)    (2,991,000)   (10,143,000)
                              -----------    -----------    -----------
Net deferred tax assets.....  $        --    $        --    $ 3,619,000
                              ===========    ===========    ===========

     The net change in the valuation allowance for the years ended December 31, 1995, 1996 and 1997 was an increase of $1,359,000, $776,000 and $7,152,000, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the ability of the Company to recover taxes previously paid, through carryback of future tax losses or upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers projected future taxable income and tax planning strategies in making this assessment. Based on the level of historical taxable income and projections for future taxable income over the periods in which the level of deferred tax assets are deductible, management believes that it is not more likely than not that the Company will realize the benefits of all these deductible differences at December 31, 1996 and 1997. Accordingly, valuation allowances have been provided against gross deferred tax assets in order to reduce deferred tax assets to an amount believed by management to be recoverable through carryback of future expected tax losses to recover taxes paid in 1997.

     The Company had available at December 31, 1997 approximately $3,052,000 of net operating losses to offset future Federal taxable income that expire beginning in the year 2006. Use of these net operating losses will be limited under rules governing changes in ownership of the Company. These rules restrict the amount of the net operating loss carryforwards which may be used in a particular year. The maximum amount of net operating loss carryforwards which are available on an annual basis for use subsequent to the year ended December 31, 1997 is approximately $214,000.

(7) STOCKHOLDERS' EQUITY

  Preferred Stock

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

                       CYBERMEDIA, INC. AND SUBSIDIARIES

     During October 1996, upon the closing of the initial public offering, all of the shares of Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock were converted to 1,479,829, 3,185,714 and 833,334 shares of Common Stock, respectively.

     No dividends were declared during the years ended December 31, 1995, 1996 and 1997.

     Upon the closing of the initial public offering, the Company was authorized to issue 2,000,000 shares of Undesignated Preferred Stock.

  Common Stock

     During October 1996, the Company completed an initial public offering of its Common Stock whereby 2,500,000 shares were issued at $16 per share resulting in net proceeds of approximately $37,200,000, after underwriting discounts and commissions and before other expenses of the offering of $1,224,000. Additionally, 375,000 shares for the underwriter's overallotment were issued at $16 per share resulting in net proceeds of approximately $5,580,000, after underwriter discounts and commissions.

  Stock Warrants

     During the years ended December 31, 1994 and 1995, the Company issued warrants for the purchase of a total of 1,766,471 shares of Series A Preferred Stock at exercise prices ranging from $0.35 to $0.70 per share. No value was ascribed to the warrants because management was of the opinion that the impact of any such value was negligible to the accompanying consolidated financial statements. These warrants were exercised and converted into 866,152 shares of Common Stock during the year ended December 31, 1996.

     The Company issued warrants for the purchase of 49,644 shares of Common Stock at $1.40 per share during the year ended December 31, 1995 and issued warrants for the purchase of 70,667 shares of Common Stock at an exercise price of $4.50 per share during the year ended December 31, 1996. No value was ascribed to the warrants because management was of the opinion that the impact of any such value is negligible to the accompanying consolidated financial statements. Warrants for the purchase of 50,643 shares of Common Stock were exercised during the year ended December 31, 1996, resulting in the issuance of 46,933 shares of Common Stock. During 1997, 150,000 warrants exercisable at a price of $9.13 were issued in connection with the acquisition of certain in process research and development. These warrants were valued at $750,000 using the Black-Scholes option-pricing model, which amount was recorded as in process research and development expense. Warrants for the purchase of 157,000 shares of Common Stock were exercised during the year ended December 31, 1997 resulting in the issuance of 154,554 shares of Common Stock. Therefore, as of December 31, 1997, 62,668 warrants remained outstanding of which 25,000 expire in 1999 and 37,668 expire in 2002.

(8) STOCK OPTIONS

     The Company has a 1992 Stock Plan and an Amended 1993 Stock Plan in which various options have been issued which allow the option holder to purchase shares of the Company's Common Stock at fair market value. Options granted vest immediately or over periods as determined by the Company's Board of Directors, generally four years. During August 1996, the Company's Board of Directors approved the increase in the

                       CYBERMEDIA, INC. AND SUBSIDIARIES
number of shares of Common Stock reserved under the Amended 1993 Stock Plan to 3,902,000. Stock option activity under the plans is summarized as follows:

                                                YEAR ENDED DECEMBER 31,
                       --------------------------------------------------------------------------
                                1995                     1996                      1997
                       ----------------------   -----------------------   -----------------------
                                    WEIGHTED-                 WEIGHTED-                 WEIGHTED-
                                     AVERAGE                   AVERAGE                   AVERAGE
                                    EXERCISE                  EXERCISE                  EXERCISE
                         SHARES       PRICE       SHARES        PRICE       SHARES        PRICE
                       ----------   ---------   -----------   ---------   -----------   ---------
Balance at beginning
  of period:.........     821,500     $0.08       1,846,025     $0.10       1,799,955    $ 2.83
  Granted............   1,074,525      0.11       1,401,420      3.64       1,371,587     14.37
  Exercised..........     (50,000)     0.05      (1,315,892)     0.09        (382,638)     3.20
  Canceled...........          --        --        (131,598)     0.47        (394,027)     6.74
                       ----------               -----------               -----------
Balance at end of
  period.............   1,846,025     $0.10       1,799,955     $2.83       2,394,877    $ 8.74
                       ==========               ===========               ===========
Exercisable stock
  options............   1,213,692     $0.08         341,181     $2.73         656,273    $ 3.59
                       ==========               ===========               ===========
Price range of
  options............  $0.08-0.14               $0.08-23.50               $0.14-24.25
                       ==========               ===========               ===========

     The weighted average contractual life of stock options outstanding as of December 31, 1996 and 1997 was 9.2 years and 8.9 years, respectively. The following table summarizes information about stock options outstanding and exercisable at December 31, 1997:

                                       OPTIONS OUTSTANDING                           OPTIONS EXERCISABLE
                       ----------------------------------------------------   ---------------------------------
                        # OF OPTIONS    WEIGHTED AVERAGE                          NUMBER
                       OUTSTANDING AT      REMAINING                          EXERCISABLE AT
      RANGE OF          DECEMBER 31,    CONTRACTUAL LIFE   WEIGHTED AVERAGE    DECEMBER 31,    WEIGHTED AVERAGE
   EXERCISE PRICES          1997            IN YEARS        EXERCISE PRICE         1997         EXERCISE PRICE
   ---------------     --------------   ----------------   ----------------   --------------   ----------------
0.14.................      279,171            7.8               $ 0.14           148,213            $ 0.14
1.20.................      517,485            8.0                 1.20           241,942              0.69
2.00-3.00............       83,314            8.2                 2.54            37,361              2.51
3.50-4.50............      111,357            8.4                 3.90            40,964              3.87
6.00-9.00............      208,959            8.9                 7.49           112,563              8.10
9.50-12.75...........      210,586            9.2                10.63            50,013             10.12
14.75-21.5...........      831,585            9.6                14.85            25,111             14.78
22.875-24.25.........      152,420            9.8                23.31               106             23.50
                         ---------                                               -------
                         2,394,877                                8.74           656,273              3.59
                         =========                                               =======

     In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation," which was effective for the Company beginning January 1, 1996. SFAS No. 123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradeable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. Companies are permitted, however, to continue to apply APB Opinion No. 25, which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company has elected to continue to apply APB Opinion No. 25 in accounting for its stock-based compensation arrangements. Had the Company determined compensation cost

                       CYBERMEDIA, INC. AND SUBSIDIARIES
based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below:

                                                         YEAR ENDED DECEMBER 31,
                                                 ----------------------------------------
                                                    1995          1996           1997
                                                 -----------   -----------   ------------
Net loss
  As Reported..................................  $(3,352,000)  $(3,483,000)  $(11,740,000)
  Pro forma....................................  $(3,383,000)  $(4,026,000)  $(13,622,000)
Net loss per share
  As Reported..................................  $     (2.56)  $     (0.88)  $      (0.97)
  Pro forma....................................  $     (2.58)  $     (1.02)  $      (1.12)

     The weighted-average fair value of options granted during the years ended December 31, 1995, 1996 and, 1997 was $0.08, $2.11 and $8.34, respectively, using the Black-Scholes option-pricing model with the following weighted-average assumptions: expected volatility of 70.4% in 1995 and 1996 and 69.1% in 1997, risk-free interest rate of 6.4% in 1995 and 1996 and 5.5% in 1997, no expected dividends and an expected life of 4 years.

     In early 1997, the Company recorded $750,000 as in process research and development expense, which was determined to be the value of 150,000 warrants issued in connection with an acquisition of certain in process technologies. The value of these warrants was determined using the Black-Scholes option pricing model with the following assumptions: expected volatility of 70.4%, risk free interest rate of 6.4%, no expected dividends and an expected life of two years.

     Pro forma net loss reflects only options granted in 1995, 1996 and 1997. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net loss amounts presented above because compensation cost is reflected over the option vesting periods of up to four years and compensation cost for options granted prior to January 1, 1995 is not considered.

     During the year ended December 31, 1996, the Company issued Common Stock to certain directors who exercised unvested agreements. As defined more fully in the stock option agreements, the Company retains the right to purchase such stock at the original exercise price under terms similar to the original vesting periods.

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

                       CYBERMEDIA, INC. AND SUBSIDIARIES

(9) SIGNIFICANT CUSTOMERS, CONCENTRATION OF CREDIT RISK AND OTHER CONCENTRATIONS

  Significant Customers

     Net sales to certain customers represented 10% or more of the Company's net revenues for the years ended December 31, 1995, 1996 and 1997. Net sales to these customers were as follows:

                                                   FOR THE YEAR ENDED
                                                      DECEMBER 31,
                                                  --------------------
                                                  1995    1996    1997
                                                  ----    ----    ----
Company A.....................................     19%     --      --
Company B.....................................     16%     25%     25%
Company C.....................................     --      25%     25%

  Concentration of Credit Risk

     Certain financial instruments potentially subject the Company to credit risk. These financial instruments consist primarily of trade receivables. The Company sells to distributors, resellers and directly to end-users. The Company performs ongoing credit evaluations of its customers and maintains allowances for doubtful accounts and estimates of potential future product returns. The Company's three major customers in 1996 represented 34%, 17% and 12%, respectively, of trade accounts receivable net, at December 31, 1996. The Company's three major customers for 1997 represented 44%, 23% and 12%, respectively, of trade accounts receivable net, at December 31, 1997.

  Other Concentrations

     One product line constitutes over 90% of the Company's net revenues for the years ended December 31, 1995 and 1996 and 75% in the year ended December 31, 1997. Any technical difficulties or other factors affecting sales of this product line could adversely affect operating results.

     As of December 31, 1997, the Company received 100% of its fulfillment services from three fulfillment firms. A delay in product shipments from these fulfillment companies could result in a possible loss of sales, which could adversely affect operating results.

(10) EMPLOYEE BENEFIT PLANS

     During May 1996, the Company adopted a 401(k) Plan (the "Plan"). All full-time employees who have reached age 18 and who have been employed for at least 30 days are eligible to participate in the Plan. The Company may make discretionary contributions to the Plan. As of December 31, 1997, the Company did not make any contributions to the Plan.

     During June 1996, the Company's Board of Directors and stockholders approved the 1996 Employee Stock Purchase Plan, which is intended to qualify under Section 423 of the Internal Revenue Code. A total of 100,000 shares of Common Stock have been reserved for issuance under the Employee Stock Purchase Plan. Employees are entitled to participate if they satisfy certain criteria, as defined, in the Employee Stock Purchase Plan agreement. As of December 31, 1997, 26,640 shares of Common Stock have been issued from the Employee Stock Purchase Plan.

(11) RELATED PARTY TRANSACTIONS

     In connection with the sale of the Series B Preferred Stock, the Company's founders and the holders of the Series A Preferred Stock and the Series B Preferred Stock entered into a Key Employees' Right of First Refusal, Co-Sale and Voting Agreement ("Voting Agreement"). Pursuant to the Voting Agreement, the Company is obligated to designate certain individuals as directors of the Company.

                       CYBERMEDIA, INC. AND SUBSIDIARIES

     In October 1995, three of the Company's directors each received options to purchase 75,000 shares of the Company's Common Stock. The options have an exercise price equal to the fair market value of the stock at the date of grant and vest over four years from the date of grant, subject to providing continued consulting services to the Company. During the year ended December 31, 1996, each of the directors exercised such options, including the unvested options, and such shares are subject to repurchase on the same four-year vesting schedule. See Note 8.

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

     At December 31, 1997 the Company owed two of the Company's founders $618,000, which monies had been deposited in the Company's bank account pending exercise of their stock options. These monies are shown separately on the face of the balance sheet.

(12) COMMITMENTS AND CONTINGENCIES

     The Company leases office facilities under operating leases which expire on October 31, 2002. Rent expense aggregated $79,000, $469,000, and $1,063,000 for the years ended December 31, 1995, 1996 and 1997, respectively. The Company also leases equipment under operating leases which expire within the next four years. Future minimum lease payments under noncancelable operating leases as of December 31, 1997 are as follows:

                                                   OPERATING
                                                   ----------
Year ending December 31:
  1998...........................................  $1,665,000
  1999...........................................   1,654,000
  2000...........................................   1,323,000
  2001...........................................     939,000
  2002...........................................     783,000
                                                   ----------
          Total minimum lease payments...........  $6,364,000
                                                   ==========

     The Company is from time to time subject to claims and litigation that arise in the normal course of business. In the opinion of management, in part based upon advice of counsel, such claims will not have a material impact upon the Company's financial position or results of operations.

     The Company has entered into employment agreements with Company founders which include terms whereby the founders are to receive full payment of salary and benefits for specified periods, as set forth more fully in the employment agreements, in the event of early termination. See Note 14.

                       CYBERMEDIA, INC. AND SUBSIDIARIES

(13) SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS

                                          BALANCE AT     CHARGED TO
                                         BEGINNING OF    COSTS AND                    BALANCE AT END
              DESCRIPTION                   PERIOD        EXPENSES      DELETIONS       OF PERIOD
              -----------                ------------    ----------    -----------    --------------
Allowance for doubtful accounts:
     December 31, 1995.................   $    3,000        97,000     $        --     $   100,000
     December 31, 1996.................      100,000       101,000         (21,000)        180,000
     December 31, 1997.................      180,000       393,000         (82,000)        491,000
Reserve for sales returns:
     December 31, 1995.................        9,000       921,000        (263,000)        667,000
     December 31, 1996.................      667,000     3,234,000      (2,558,000)      1,343,000
     December 31, 1997.................    1,343,000     19,640,000     (5,234,000)     15,749,000
Allowance for obsolete inventory:
     December 31, 1995.................           --            --              --              --
     December 31, 1996.................           --       430,000              --         430,000
     December 31, 1997.................      430,000            --        (356,000)         74,000

     Deletions included above were recorded for actual bad debts, sales returns activity and disposal of excess and obsolete inventories, respectively.

     During the fourth quarter of 1997, the Company shipped significant quantities of three of its products which had been initially introduced during the second and third quarters of 1997. Based upon information provided by certain distributors subsequent to December 31, 1997 and management's estimates using such information, the Company anticipates that a material amount of these fourth quarter shipments will be returned pending retail channel sell-through of quantities shipped in earlier periods. Accordingly, the Company recorded in its fourth quarter, $12.6 million of reserves for future returns of these shipments.

(14) SUBSEQUENT EVENTS

     On March 13, 1998, a shareholder class action complaint was filed against the Company and certain of its current and former officers and directors. The complaint, Ong v. Cybermedia, No. 98-1811, was filed in the Central District of California. The complaint alleges a class period between July 22, 1997 and March 13, 1998. The complaint asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The Company has not yet been served with the complaint. On March 19, 1998, a second class action complaint was filed against the Company and certain of its officers and directors. The complaint, Brown v. CyberMedia, No. B C187898, was filed in the Superior Court of Los Angeles County. It alleges a class period from March 31, 1997 through March 12, 1998, and asserts claims under Sections 25400 and 25500 of the California Corporations Code, Sections 1709 - 1710 of the California Civil Code, and Section 17200 of the California Business and Professions Code. The Company intends to defend against these actions vigorously.

     In January, February and March 1998, the Company's Vice-President of International Sales, Chief Financial Officer and Chief Executive Officer resigned, respectively. Severance agreements with these individuals and certain other employees who have resigned since December 31, 1997 include salary extension and acceleration of certain stock option vesting periods. Aggregate costs associated with these severance arrangements, estimated to be $1.4 million, will be recorded as expense in the Company's first quarter of calendar 1998.

     During the first quarter of 1998 the Company worked with its major distributors to adjust inventory levels and bring their accounts receivable balances current. These distributors have responded at a level which the Company believes is appropriate to meet the demand in the market for the Company's products. As a result, the Company has announced that it expects to report revenues between $5-8 million for the quarter ending March 31, 1998.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding directors of the Company is incorporated by reference to the information set forth in "ELECTION OF DIRECTORS -- Nominees" in the Company's Proxy Statement for the Company's 1998 Annual Meeting of Stockholders to be filed within 120 days after the end of the Company's fiscal year ended December 31, 1997. The information concerning current executive officers of the Registrant found under the caption "Executive Officers of the Registrant" in
Part 1 hereof is also incorporated by reference into this Item 10,

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this Item is incorporated by reference to "ELECTION OF DIRECTORS -- DIRECTOR COMPENSATION AND EXECUTIVE COMPENSATION OF EXECUTIVE OFFICERS" in the Company's Proxy Statement to be filed within 120 days after the end of the Company's fiscal year ended December 31, 1997.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is incorporated by reference to "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" in the Company's Proxy Statement to be filed within 120 days after the end of the Company's fiscal year ended December 31, 1997.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is incorporated by reference to "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" in the Company's Proxy Statement to be filed within 120 days after the end of the Company's fiscal year ended December 31, 1997.

ITEM 14. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this Annual Report on Form
10-K.

     1. FINANCIAL STATEMENTS: the following documents are filed in Part II of this Annual Report on Form 10-K.

                                                                  PAGE IN FORM
                                                                  10-K REPORT
                                                                  ------------
    Report of Independent Auditors..............................       31
    Consolidated Balance Sheets as of December 31, 1996 and
      1997......................................................       32
    Consolidated Statements of Operations for the years ended
      December 31, 1995, 1996 and 1997..........................       33
    Consolidated Statements of Stockholders' Equity for the
      years ended December 31, 1995, 1996 and 1997..............       34
    Consolidated Statements of Cash Flows for the years ended
      December 31, 1995, 1996 and 1997..........................       35
    Notes to Consolidated Financial Statements..................       36

     Other schedules have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

     2. FINANCIAL STATEMENT SCHEDULES:

     None.

     3. EXHIBITS: The exhibits listed on the accompanying index to exhibits are filed as part of, or incorporated by reference into this 10-K.

      3.1(1)    Restated Certificate of Incorporation of Registrant.
      3.2(2)    Bylaws of Registrant, as amended.
     10.1(1)    Form of Indemnification Agreement with directors and
                officers.
     10.2(1)    Amended 1993 Stock Plan and form of agreements thereunder.
     10.3(1)    1996 Employee Stock Purchase Plan and form of agreement
                thereunder.
     10.4(1)    1996 Director Option Plan and form of agreements thereunder.
     10.5(3)    Asset Purchase Agreement, dated as of April 2, 1997, between the Registrant and Luckman Intractive, Inc., and agreements related thereto.
     10.6       Registration Rights Agreement, dated as of April 1, 1997,
                between the Registrant and the Shareholders named therein.
     10.7(1)    Sublease Agreement dated December 1995 between Century
                Southwest Cable Television, Inc. and the Registrant.
     10.8(1)    Business Loan Agreement dated April 30, 1996 between
                Imperial Bank and the Registrant.
     10.9(1)*   Distribution Agreement dated February 28, 1996 between the
                Registrant and Ingram Micro Inc.
     10.10(1)*  Distribution Agreement dated March 1, 1996 between the
                Registrant and Navarre Corporation.
     10.11(1)*  Distributor Contract dated March 20, 1996 between the
                Registrant and Micro Central, Inc.
     10.12(1)   Form of Employment Agreements dated March 12, 1995 between the Registrant and the Founders.
     10.13(1)   Loan Agreement dated June 22, 1994 between ICICI and the
                Registrant.
     10.14(1)   Form of Agreement dated August 26, 1996 between the
                Registrant and certain executive officers.
     10.15(1)   Form of Severance agreement between the Registrant and Brad
                Kingsbury.
     10.16(1)   Form of Severance agreement between the Registrant and
                Charles M. Valentine.
     10.17(4)*  Software License and Distribution Agreement between the
                Registrant and ServiceWare, Inc. dated September 30, 1997.
     10.18      Agreement and Plan of Reorganization, dated as of April 1,
                1997, by and among the Registrant, WS Acquisition Corp.,
                Walk Softly, Inc. and certain Shareholders of Walk Softly,
                Inc.
     21.1       Subsidiaries of the Registrant.
     23.1       Consent of Independent Auditors.
     27.1       Financial Data Schedule.

---------------
 * Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

(1) Incorporated by reference to the exhibits filed with the Registrant's Registration Statement on Form S-1 (No. 333-11063) which was declared effective on October 22, 1996.

(2) Incorporated by reference to the exhibits filed with the Registrant's Current Report on Form 8-K filed on June 2, 1997.

(3) Incorporated by reference to the exhibits filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.

(4) Incorporated by reference to the exhibits filed with the Registrant's Quarterly Report on Form 10-Q/A for the quarter ended September 30, 1997.

(b) Reports on Form 8-K. No reports on 8-K were filed during the fourth quarter of 1997.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of State of California, on the 30th day of March 1998.

                                          CYBERMEDIA, INC.

                                          By:       /s/ KANWAL REKHI
                                            ------------------------------------
                                                        Kanwal Rekhi
                                            President, and Chairman of the Board
                                                         of Directors

     Pursuant to the requirements of the Securities Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the dates indicated:

                      SIGNATURE                                    TITLE                     DATE
                      ---------                                    -----                     ----

                  /s/ KANWAL REKHI                     President, Chairman of the       March 30, 1998
-----------------------------------------------------  Board and Director
                    Kanwal Rekhi                       (Principal Executive Officer)

                  /s/ JANE E. WIKE                     Controller                       March 30, 1998
-----------------------------------------------------  (Principal Financial and
                    Jane E. Wike                       Accounting Officer)

                   /s/ SUHAS PATIL                     Director                         March 30, 1998
-----------------------------------------------------
                     Suhas Patil

                /s/ RONALD S. POSNER                   Director                         March 30, 1998
-----------------------------------------------------
                  Ronald S. Posner

                /s/ JAMES R. TOLONEN                   Director                         March 30, 1998
-----------------------------------------------------
                  James R. Tolonen

                               INDEX TO EXHIBITS

                                                                              SEQUENTIALLY
    EXHIBIT                                                                     NUMBERED
      NO.                               DESCRIPTION                               PAGE
    --------                            -----------                           ------------
      3.1(1)    Restated Certificate of Incorporation of Registrant.........
      3.2(2)    Bylaws of Registrant, as amended............................
     10.1(1)    Form of Indemnification Agreement with directors and
                officers....................................................
     10.2(1)    Amended 1993 Stock Plan and form of agreements thereunder...
     10.3(1)    1996 Employee Stock Purchase Plan and form of agreement
                thereunder..................................................
     10.4(1)    1996 Director Option Plan and form of agreements
                thereunder..................................................
     10.5(3)    Asset Purchase Agreement, dated as of April 2, 1997, between the Registrant and Luckman Intractive, Inc., and agreements related thereto.............................................
     10.6       Registration Rights Agreement, dated as of April 1, 1997,
                between the Registrant and the Shareholders named therein...
     10.7(1)    Sublease Agreement dated December 1995 between Century
                Southwest Cable Television, Inc. and the Registrant.........
     10.8(1)    Business Loan Agreement dated April 30, 1996 between
                Imperial Bank and the Registrant............................
     10.9(1) *  Distribution Agreement dated February 28, 1996 between the
                Registrant and Ingram Micro Inc.............................
     10.10(1)*  Distribution Agreement dated March 1, 1996 between the
                Registrant and Navarre Corporation..........................
     10.11(1)*  Distributor Contract dated March 20, 1996 between the
                Registrant and Micro Central, Inc...........................
     10.12(1)   Form of Employment Agreements dated March 12, 1995 between the Registrant and the Founders.............................
     10.13(1)   Loan Agreement dated June 22, 1994 between ICICI and the
                Registrant..................................................
     10.14(1)   Form of Agreement dated August 26, 1996 between the
                Registrant and certain executive officers...................
     10.15(1)   Form of Severance agreement between the Registrant and Brad
                Kingsbury...................................................
     10.16(1)   Form of Severance agreement between the Registrant and
                Charles M. Valentine........................................
     10.17(4)*  Software License and Distribution Agreement between the
                Registrant and ServiceWare, Inc. dated September 30, 1997...
     10.18*     Agreement and Plan of Reorganization, dated as of April 1,
                1997, by and among the Registrant, WS Acquisition Corp.,
                Walk Softly, Inc. and certain Shareholders of Walk Softly,
                Inc.........................................................
     21.1       Subsidiaries of the Registrant..............................
     23.1       Consent of Independent Auditors.............................
     27.1       Financial Data Schedule.....................................

---------------
 * Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

(1) Incorporated by reference to the exhibits filed with the Registrant's Registration Statement on Form S-1 (No. 333-11063) which was declared effective on October 22, 1996.

(2) Incorporated by reference to the exhibits filed with the Registrant's Current Report on Form 8-K filed on June 2, 1997.

(3) Incorporated by reference to the exhibits filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.

(4) Incorporated by reference to the exhibits filed with the Registrant's Quarterly Report on Form 10-Q/A for the quarter ended September 30, 1997.