Form 10-Q
period 1998-03-31
CYBERMEDIA INC
filed 1998-05-15
CIK 1019156

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 1998

                         Commission file number 0-21289



                                CYBERMEDIA, INC.
             (Exact name of registrant as specified in its charter)




            Delaware                                    95-4347239
 (State or other jurisdiction                        (I.R.S. Employer
of incorporation or organization)                  Identification Number)


        2850 Ocean Park Blvd., Suite 100, Santa Monica, California 90405
                    (Address of principal executive offices)
                                   (Zip Code)
                                 (310) 581-4700
              (Registrant's telephone number, including area code)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.(1) Yes [X] No [ ];(2) Yes [ X ] No [ ]

         As of May 5, 1998, 12,773,606 shares of the Registrant's Common Stock, $0.01 par value were issued and outstanding.




                                                           CYBERMEDIA, INC.

                                                           TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION                                                                   PAGE

         Item 1.  Financial Statements

                  Consolidated Balance Sheets At March 31, 1998 and December 31, 1997               3

                  Consolidated Statements of Operations for the Three Months ended March 31,
                  1998 and 1997                                                                     4

                  Consolidated Statements of Cash Flows for the Three Months ended March 31,        5
                  1998 and 1997

                  Notes to Consolidated Financial Statements                                        6

         Item 2.  Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                                             9

PART II. OTHER INFORMATION

         Item 1. Legal Proceedings                                                                 23

         Item 5. Other Information                                                                 25

         Item 6. Exhibits and Reports on Form 8-K                                                  25



                  Signature                                                                        26

                  Index to Exhibits                                                                27



                                                     PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
                                              CYBERMEDIA, INC.
                                         CONSOLIDATED BALANCE SHEETS

                                                             March 31, 1998               December 31, 1997
                                                          ---------------------         ----------------------
                                        Assets
Current assets:
        Cash and cash equivalents                               $22,536,000                   $25,059,000
        Marketable securities                                           ---                     1,001,000
        Trade accounts receivable, net                            5,174,000                    19,851,000
        Inventory                                                 3,667,000                     3,590,000
        Prepaid expenses                                          1,150,000                     1,417,000
        Deferred taxes                                            3,619,000                     3,619,000
        Other current assets                                        686,000                     1,091,000
                                                          ---------------------         ----------------------
          Total current assets                                   36,832,000                    55,628,000

Furniture, fixtures and equipment, net                            4,200,000                     4,191,000
Other assets                                                        216,000                       284,000
                                                          ---------------------         ----------------------

Total assets                                                    $41,248,000                   $60,103,000
                                                          =====================         ======================

                         Liabilities and Stockholders' Equity
Current liabilities
        Accounts payable                                         $9,443,000                    $8,753,000
        Accrued expenses                                          2,519,000                     2,917,000
        Related party payable                                           ---                       618,000
        Income taxes payable                                         17,000                     2,787,000
        Unearned revenue                                          3,494,000                     3,655,000
        Grant payable                                               390,000                       390,000
        Current portion of capital lease                                ---                        17,000
        Deferred obligation for acquired R&D                      2,663,000                     2,913,000
                                                          ---------------------         ----------------------
          Total current liabilities                              18,526,000                    22,050,000

Capital lease obligation & deferred rent                            270,000                       284,000
Deferred obligation for acquired R&D                                563,000                     1,125,000
                                                          ---------------------         ----------------------

          Total liabilities                                      19,359,000                    23,459,000

Stockholders' equity
        Common stock                                                129,000                       126,000
        Additional paid-in capital                               58,911,000                    57,587,000
        Accumulated deficit                                     (36,823,000)                  (20,774,000)
        Accumulated other comprehensive income (loss)              (328,000)                     (295,000)
                                                          ---------------------         ----------------------
          Total stockholders' equity                             21,889,000                    36,644,000

Total liabilities and stockholders' equity                      $41,248,000                   $60,103,000
                                                          =====================         ======================


           See accompanying notes to consolidated financial statements


                                                CYBERMEDIA, INC.
                                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                     Quarter Ended           Quarter Ended
                                                                    March 31, 1998           March 31, 1997
                                                                 ----------------------   ---------------------

Revenue                                                                 $4,697,000              $16,533,000

Cost of goods sold                                                       1,281,000                4,213,000
                                                                 ----------------------   ---------------------

Gross profit                                                             3,416,000               12,320,000

Operating expenses

   Research and development                                              2,830,000                1,545,000
   Sales and marketing                                                  13,924,000                8,155,000
   General and administrative                                            2,983,000                  970,000
                                                                 ----------------------   ---------------------
Total operating expenses                                                19,737,000               10,670,000
                                                                 ----------------------   ---------------------

Operating income (loss)                                                (16,321,000)               1,650,000

Other income                                                               280,000                  521,000
                                                                 ----------------------   ---------------------

Income (loss) before income taxes                                      (16,041,000)               2,171,000

Provision for income taxes                                                   8,000                  839,000
                                                                 ----------------------   ---------------------

Net income (loss)                                                     $(16,049,000)              $1,332,000
                                                                 ======================   =====================

Net income (loss) per share - basic                                        $(1.27)                  $0.11
Net income (loss) per share - diluted                                      $(1.27)                  $0.10

Shares used in computing net income (loss) per share - basic            12,655,000               11,932,000

Shares used in computing net income (loss) per share - diluted          12,655,000               13,420,000


           See accompanying notes to consolidated financial statements






                                                  CYBERMEDIA, INC.
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       Three Months Ended March 31,
                                                                 ------------------------------------------
                                                                       1998                      1997
                                                                 -----------------          ---------------
Cash flow from operating activities:
   Net income (loss)                                               $(16,049,000)              $1,332,000
   Adjustments to reconcile net loss to net cash used in
     operating activities:
   Depreciation                                                         452,000                  108,000
   Deferred rent                                                        (14,000)                       -
   Accelerated vesting of option grants                                 776,000                        -
Changes in assets and liabilities:
   Trade accounts receivable, net                                    14,677,000               (4,429,000)
   Inventory                                                            (77,000)                 805,000
   Prepaid expenses                                                     267,000                  557,000
   Other current assets                                                 405,000                  185,000
   Accounts payable                                                     690,000               (1,212,000)
   Accrued expenses and related party payable                        (1,016,000)                 513,000
   Income taxes payable                                              (2,770,000)                 839,000
   Unearned revenues                                                   (161,000)                (295,000)
   Deferred obligation for acquired R&D                                (812,000)                       -
                                                                 -----------------          ---------------
         Net cash used in operating activities                       (3,632,000)              (1,597,000)
                                                                 -----------------          ---------------

Cash flows provided by (used in) investing activities -
   Proceeds from marketable securities                                1,001,000                        -
   Purchases of furniture, fixtures and equipment                      (424,000)                (367,000)
   Goodwill and other assets                                             31,000                        -
                                                                 -----------------          ---------------
         Net cash provided (used) by investing activities               608,000                 (367,000)
                                                                 -----------------          ---------------

Cash flows provided by (used in) financing activities:
         Payment of capital lease obligations                           (17,000)                  (3,000)
         Proceeds from the issuance of common stock                     551,000                   21,000
         Proceeds from the issuance of common stock
           upon initial public offering                                       -                 (259,000)
                                                                 -----------------          ---------------
         Net cash provided (used) by financing activities               534,000                 (241,000)
                                                                 -----------------          ---------------

Effect of Exchange Rate changes on cash                                 (33,000)                       -
                                                                 -----------------          ---------------

         Net decrease in cash and cash equivalents                   (2,523,000)              (2,205,000)

Cash and cash equivalents at beginning of year                       25,059,000               39,322,000
                                                                 -----------------          ---------------

Cash and cash equivalents at end of period                          $22,536,000              $37,117,000
                                                                 =================          ===============

           See accompanying notes to consolidated financial statements

                                CYBERMEDIA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1998
                                   (Unaudited)

1.       Basis of  Presentation

         The consolidated statements of operations and cash flows for the three months ended March 31, 1998 and 1997 and the consolidated balance sheet as of March 31, 1998 are unaudited, however all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial condition and results for the interim periods are reflected. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto together with management's discussion and analysis of financial condition and results of operations contained in CyberMedia's Annual Report on Form 10-K for the fiscal year ended December 31, 1997. The results for the three months ended March 31, 1998 are not necessarily indicative of the results for the entire year ending December 31, 1998.

 2.       Accounts Receivable

         Accounts receivable, net decreased between December 31, 1997 and March 31, 1998 primarily due to collections of monies owed to the Company by distributors.

3.       Inventories

         Inventories, consisting of software product and related packaging materials are stated at the lower of cost (first-in, first-out method) or market as detailed below.

                                                                         March 31,         December 31,
                                                                      ---------------    -----------------
                                                                           1998                1997

          Finished goods                                                 $3,018,000            $3,024,000
          Components                                                        723,000               640,000
          Reserve for obsolete inventory                                    (74,000)              (74,000)
                                                                      ---------------    -----------------
          Total inventories:                                              $3,667,000           $3,590,000
                                                                      ===============    =================


4.       Income Taxes Payable

         The decrease in income taxes payable which occurred between December 31, 1997 and March 31, 1998 relates to federal and state tax payments made by the Company in February 1998 to the Internal Revenue Service and the Franchise Tax Board respectively, related to 1997 taxes owed. No benefit has been recognized in the consolidated statement of operations for loss in the first three months of 1998 due to the lack of history of operating profits.

                                CYBERMEDIA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1998
                                   (Unaudited)

5.       Impact of Recent Accounting Pronouncements


         In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No, 130, "Reporting Comprehensive Income," which establishes standards for reporting and disclosure of comprehensive income. Comprehensive income extends net earnings (loss) to include changes in equity such as foreign currency translation adjustments and mark-to-market adjustments on marketable securities. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997 and requires reclassification of financial statements for earlier periods to be provided for comparative purposes. The Company has not determined the manner in which it will present the information required by SFAS No. 130 in its annual consolidated financial statements for the year ending December 31, 1998. The Company's total comprehensive income
         (loss) for all periods presented herein would not have differed materially from those amounts reported as net income (loss) in the consolidated statements of operations.

         Also in June 1997, the FASB issued SFAS 131, "Disclosures About Segments of an Enterprise and Related Information." The Statement establishes standards for the manner in which public companies report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. This Statement is effective for annual financial statements for periods beginning after December 15, 1997 and for interim periods after the first year of adoption. The Company has not yet determined the impact of adopting the disclosure requirements of SFAS 131.

         In October 1997, the American Institute of Certified Public Accountants ("AICPA") released Statement of Position 97-2: "Software Revenue Recognition" (SOP 97-2). Among other things, SOP 97-2 eliminates the distinction between significant and insignificant vendor obligations promulgated by SO 91-1 and requires each element of a software arrangement to meet certain criteria in order to recognize revenue allocated to that element. Additionally, SOP 97-2 requires that total fees under an arrangement be allocated to each element in the arrangement based upon vendor specific objective evidence, as defined. SOP 97-2 was effective for software transactions entered into by the Company in 1998 and in subsequent periods.

         As a result of certain issues raised in applying SOP 97-2, the AICPA issued a Statement of Position which will delay for one year, the effective date of certain provisions of SOP 97-2 with respect to what constitutes vendor-specific objective evidence of fair value of the delivered software element in certain multiple element arrangements entered into by entities that never sell such software elements separately.

         The Company expects that the adoption of SFAS 130 "Reporting Comprehensive Income," SFAS 131, "Disclosures About Segments of an Enterprise and Related Information," and SOP 97-2, all of which are effective for the full year 1998, will have a minimal impact on prior year and current quarter consolidated statements of operations, cash flows and financial position as the Company's reports are already substantially in compliance with the new requirements. However the ultimate resolution of the implementation issues referred to above, or additional issues not yet raised or addressed by the AICPA could change the Company's expectation.

                                CYBERMEDIA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1998
                                   (Unaudited)

6.       Earnings Per Share

         Per share data is based on the weighted average number of common shares and dilutive common stock equivalents outstanding for the period. Due to the loss in the first quarter of 1998, common stock equivalents are not included in the computation of fully diluted earnings per share. The earnings per share information presented for the three months ended March 31, 1997 has been restated to conform with the requirements of the SFAS 128, "Earnings per Share," and is detailed below.

                                      Computation of Per Share Income (Loss)
                                                                          For the three months ended
                                                                                     March 31,
                                                                       --------------------------------------
                                                                             1998                1997
       Net income (loss)                                                $(16,049,000)         $1,332,000

       Common shares outstanding - basic
       Weighted common shares outstanding during period - basic:          12,655,000          11,932,000

       Net income (loss) per share - basic                                       $(1.27)              $0.11

       Common shares outstanding - diluted
       Common Stock options and warrants outstanding:                             ---          1,488,000

       Weighted common shares outstanding during period - diluted         12,655,000          13,420,000

       Net income (loss) per share - diluted                                     $(1.27)              $0.10


7.       Contingencies

         During the first quarter of 1998, the Company was named and served as a defendant in a number of shareholder class action lawsuits which assert claims under the Securities Exchange Act of 1934, the California Civil Code and the California Business and Professions Code. The Company intends to defend against these actions vigorously.

         During the first quarter of 1998 the Company filed a lawsuit against Symantec Corporation, et al., alleging, inter alia, misappropriation of the Company's trade secrets. A counterclaim has been filed against the Company. The Company intends to defend against this action vigorously.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains trend analysis and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results could differ materially from those set forth in such forward-looking statements as a result of the factors set forth under "Factors Affecting Operating Results" below, and other risks detailed in the Company's Registration Statement on Form S-1 (Registration No. 333-11063) declared effective by the Securities and Exchange Commission on October 22, 1996, the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, and as detailed from time to time in the Company's reports filed with the Securities and Exchange Commission.

    The following information should be read in conjunction with the consolidated financial statements and the notes thereto and in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in CyberMedia's Annual Report on Form 10-K for the fiscal year ended December 31, 1997. This analysis is provided pursuant to applicable Securities and Exchange Commission regulations and is not intended to serve as a basis for projections of future events.

Overview

    The Company is a leading provider of software products that provide automatic service and support to PC users in the Windows environment. The Company commenced operations in November 1991 and introduced its first automatic service and support product, Win Win, in 1993. The Company introduced the first Windows 95 compatible version of its First Aid product line in September 1995. During 1996, 1997 and the first three months of 1998, over 90%, over 75%, and over 50%, respectively, of the Company's net revenues were attributable to sales of its First Aid products.

    In October 1996, the Company introduced Oil Change, a product that updates software applications and device drivers installed on a user's PC, over the Internet. The Company also has a number of new product development and introduction efforts under way, including its first enterprise product, CyberMedia Support Server (CSS) Repair Engine which was released at the end of 1997.

     On April 2, 1997, the Company acquired certain assets from Luckman Interactive which included ownership in all intellectual property rights to Microhelp Uninstaller. This acquisition was accounted for largely as a purchase of in-process research and development and was expensed during the quarter ended June 30, 1997. The technology from this product was incorporated in the development of the Company's UnInstaller product which uninstalls Windows applications, and was introduced in May of 1997.

    Effective April 14, 1997, CyberMedia acquired Walk Softly, Inc., an internet privacy software developer based in Los Altos, California in exchange for CyberMedia Common Stock. The acquisition of Walk Softly was accounted for on a pooling of interests basis and the consolidated financial statements for all periods presented herein have been restated as required by such treatment. In September, 1997 the Company released Guard Dog Deluxe, a personal security and privacy product for internet users.

    On September 30, 1997, the Company acquired certain rights from ServiceWare, Inc. which included access and resale rights to certain ServiceWare technology. This transaction was accounted for largely as in process research and development and was expensed during the quarter ended September 30, 1997.

    Revenues are generated from sales of software to distributors, resellers and end-users and are recognized upon shipment of products, net of provisions for estimated future returns and allowances, provided that no significant vendor obligations remain and collection of accounts receivable is deemed to be probable. With the introduction of First Aid 95 in September 1995, CyberMedia implemented a policy of offering customers updates to certain of its products over the Internet at no additional cost. The

Company has for all periods deferred a portion of all First Aid, Oil Change, UnInstaller Guard Dog Deluxe and CSS revenue ratably over estimated update periods, generally one year from the date of sale. Under SOP 97-2, adopted by the Company effective January 1, 1998, the Company will maintain this policy for its First Aid, UnInstaller Guard Dog Deluxe and CSS products. Because Oil Change has a subscription renewal program which is separately available one-year after the initial purchase of the product, effective January 1, 1998, the Company increased the deferral amount on sales of this product to more properly reflect such subscription use. At March 31, 1998 the Company's balance sheet included $3.5 million of unearned revenues which will be recognized ratably over the estimated update or in the case of Oil Change, subscription periods, generally one year. To the extent that revenues from these products continue to grow on a quarterly basis, the total amount of deferred revenue may continue to increase and be reported on the balance sheet as unearned revenue.

    The Company monitors the levels of purchases and returns on a product by product and customer by customer basis. Sales are made subject to certain rights of return and reserves are established at time of shipment for potential future return of product based on product history, analysis of retail sell-through and other factors. In addition, the Company may on occasion grant price protection to distributors to 1) enhance sell-through of an older version of its products, prior to a new release, or 2) respond to market pressures on pricing where appropriate.

    During the first quarter of 1998, the Company worked with its major distributors to adjust inventory levels and reduce their accounts receivable balances. As a result, the Company authorized returns in the first quarter of 1998 of $11.5 million, of which $2.9 million was received by March 31, 1998 and charged to the reserve for returns. After such returns and additional reserves provided during the first quarter of 1998, the allowance for returns balance as of March 31, 1998 was $11.9 million. To further facilitate the reduction of accounts receivable balances, and channel inventory levels, the Company shipped virtually no product to distributors during the first quarter of 1998. This action reduced revenue for the first quarter of 1998 by a significant amount and contributed to the significant loss reported in the quarter.

    In accordance with Statement of Financial Accounting Standards No. 86, the Company is required to capitalize eligible computer software development costs upon the achievement of technological feasibility, subject to net realizable value considerations. To date, the Company has charged all such costs to product development expenses because such costs have not been material.

Results of Operations

    The following table sets forth, as a percentage of net revenues, statement of operations data for the periods indicated:

                                              Three Months Ended
                                                   March 31,
                                             1998           1997
    Net revenues......................          100.0%         100.0%
    Cost of revenues..................           27.3           25.5
                                               -------         -------
      Gross profit....................           72.7           74.5
    Operating expenses:
      Research and development........           60.3            9.3
      Sales and marketing.............          296.4           49.3
      General and administrative......           63.5            5.9
                                               -------         -------
         Total operating expenses.....          420.2           64.5
                                               -------         -------
         Profit (loss) from operations         (347.5)          10.0

    Other income .....................            6.0            3.2
                                               -------         -------
         Profit (loss) before income
           taxes......................         (341.5)          13.2
    Income tax expense................            0.2            5.1
                                               -------         -------
         Net profit (loss)............         (341.7)%          8.1%
                                               =======         =======

    Net Revenues. Net revenues decreased 72% to $4.7 million in the three months ended March 31, 1998 from $16.5 million in the three months ended March 31, 1997. The Company's net revenues consist of license fees for its software products, less provision for returns and allowances. The Company sells its products primarily to distributors for resale to retailers as well as directly to consumers through direct mail, the Internet and through software catalogs. The decrease in net revenues during the period was largely attributable to significantly fewer and smaller orders placed by the Company's distributors during the first quarter of 1998, which was based upon the Company's continuing work with its major distributors on analysis and assessment of inventories at distribution, and sell-through of its products. Inventories of the Company's products held by distributors as measured in number of days of sales at current sell-through rates, at March 31, 1998 were significantly lower than at December 31, 1997. In addition, the Company provided price protection on its UnInstaller product during the first quarter of 1998, which was charged to the provision for returns and allowances.

    Net revenue from international sales accounted for approximately 18% and 15% of net revenues for the three months ended March 31, 1998 and 1997 respectively. The increase in net revenues from international sales as a percentage of net revenues between these periods resulted from a greater decrease in overall revenue in the U.S. markets from the receivable and inventory reduction programs described above. The decrease in international revenues in absolute dollars from the first quarter of 1997 to the first quarter of 1998 resulted from fewer orders placed by distributors resulting from inventory analysis and assessment similar to that described above for the domestic business. As a result of its international operations, the Company now denominates certain international sales in local currencies, primarily in Europe and Japan. As a result, the Company is subject to the risks associated with fluctuations in currency exchange rates. The Company does not currently engage in hedging transactions and there can be no assurance that it will not incur significant losses related to currency fluctuations. Risks inherent in the Company's international sales generally include the impact of such fluctuating exchange rates, longer payment cycles, unexpected changes in regulatory requirements, seasonality due to the slowdown in European business activity during the third quarter, and tariffs and other trade barriers. There can be no assurance that these factors will not have a material adverse effect on the Company's future business, financial condition and results of operations.

    Cost of Revenues. Cost of revenues were $1.3 million and $4.2 million for the three month periods ended March 31, 1998 and 1997, respectively. Cost of revenues consists primarily of the cost of product media, product duplication, documentation and order fulfillment and royalties. The decreases in cost of revenues were due primarily to decreased unit shipments of the Company's products during the first quarter of 1998 as compared to the same period in 1997.

     Gross Margin. Gross margins were 73% and 75% in the three months ended March 31, 1998 and 1997, respectively.

    Research and Development. Research and development expenses increased by 83.2% from $1.5 million in the three months ended March 31, 1997 to $2.8 million in the same period in 1998, representing 9%, and 60% of net revenues in these quarters, respectively. Research and development expenses consist primarily of personnel costs and, to a lesser extent, payment to third parties for contract services, required to conduct the Company's development efforts. The increase in research and development expenses was primarily attributable to an increase in personnel from 53 in the first three months of 1997 to 97 in the same period in 1998, as the Company increased its product development efforts to support new product introductions and upgrades. The increase in research and development expenses as a percent of revenue was primarily due to the decrease in revenue in the three months ended March 31, 1998 as compared to the same period in 1997. The Company believes that significant investments in product development are required to remain competitive and anticipates that it will continue to devote substantial resources to research and development.

    Sales and Marketing. Sales and marketing expenses grew from $8.2 million in the three months ended March 31, 1997 to $13.9 million in the same period of 1998, representing 71% and 296% of net revenues in these periods, respectively. Sales and marketing expenses consist primarily of costs of all sales and marketing personnel, sales commissions, co-op and other advertising costs, postage and printing costs associated with direct mail solicitations, package design costs, trade show costs and costs of preparing promotional materials. The increases in the dollar amount of sales and marketing expenses were due primarily to increases in advertising, co-op programs, and increases in the number of sales and marketing personnel employed to address new sales opportunities and to support the introduction of new products. Sales and marketing headcount grew from 62 to 101 between the first three months of 1997 and the same period in 1998. The increase in sales and marketing expenses as a percent of revenue was due primarily to the decrease in revenue between the first three months of 1997 and the same period in 1998. The Company expects that sales and marketing expenditures will increase in absolute dollars in the future as it invests in expanding its third-party distribution channels, and introduces new products, such as CSS, and expands its operations outside the United States.

    General and Administrative. General and administrative expenses increased from $970,000 in the three month period ended March 31, 1997 to $3.0 million in the same period in 1998, representing 6% and 64% of net revenues in these periods, respectively. General and administrative expenses consist primarily of personnel costs for finance, administration, operations and general management, as well as legal and accounting expenses. The increase in the dollar amount of general and administrative expenses was due principally to growth in the infrastructure of the Company's finance, administrative and operations groups in order to support the Company's expanded operations, and to a lesser extent to compensation expense related to accelerated vesting of stock options to certain founders and executives of the Company who resigned during the first quarter of 1998. Headcount in these areas increased from 27 to 59 from the first three months of 1997 to the first three months of 1998. The increase in general and administrative expenses as a percent of revenue was due primarily to the decrease in revenue between the first three months of 1997 and the same period in 1998. The Company expects that its general and administrative expenses will increase in absolute dollars in the future as it expands its staffing, information systems and infrastructure.

    Other Income. Other income was $280,000 and $521,000 in the three month periods ended March 31, 1998 and 1997, respectively. Other income consists of interest income and interest expense and currency related losses and gains. The decrease in other income from the first quarter of 1997 to the first quarter of 1998 was due primarily to a reduction in interest income due to a smaller invested balance of cash during the latter period.

    Provision for Income Taxes. The provision for income taxes includes estimated foreign taxes attributable to activities during the three months ended March 31, 1998. In addition, the provision for income taxes for the three month period ended March 31, 1997 includes the provision recorded during the first quarter of that year which was recorded at the Company's estimated effective tax rate which was 38%. The Company had federal and state net operating loss carry-forwards of approximately $3.1 million at December 31, 1997. These loss carry-forwards expire at various dates beginning in the year 2006 and are subject to certain limitations as prescribed by Section 382 of the Internal Revenue Code of 1986, as amended. The Company has not reflected deferred tax assets for its losses because of its lack of history of profitable operations.

Liquidity and Capital Resources

    Initially, the Company financed its operations primarily through private sales of Preferred Stock totaling $10.5 million. Furthermore, in October 1996, the Company completed an initial public offering of 3,250,000 shares of Common Stock at $16.00 per share. Net proceeds to the Company were approximately $41.5 million. In the first three months of 1997 and 1998, the Company used $1.6 million and $3.6 million of cash, respectively, in operating activities. During the three months ended March 31, 1997, the Company used net cash in operating activities principally to support increases in accounts receivable associated with increased net revenues. During the three months ended March 31, 1998 the Company's use of cash to support the loss in such period and to pay 1997 taxes was partially offset by collections on outstanding accounts receivables.

    In the  first  three  months  of 1997  and  1998,  the  Company's  investing activities consisted of purchases of furniture, fixtures and equipment, primarily PCs, and accessories in the amount of $362,000 and $424,000, respectively. In addition, during the first three months of 1998, $1.0 million of marketable securities matured and were transferred to cash and cash equivalents. The Company expects that its capital expenditures may increase as the Company's employee base continues to grow. At March 31, 1998, the Company had no material commitments for capital expenditures.

    To date, the Company has not invested in derivative securities or any other financial instruments that involve a high level of complexity or risk. Management expects that in the future cash in excess of current requirements will be invested in short-term, interest-bearing, investment grade securities.

    At March 31, 1998, the Company had $22.5 million in cash and cash equivalents, and $18.3 million in working capital. The Company also had available a $1.0 million unsecured revolving line of credit which expires in May 1998. At March 31, 1998 the Company had commitments for cash outlays of approximately $3.2 million associated with the acquisition of MicroHelp UnInstaller and technology from ServiceWare Inc., payable over the next 21 months. Subsequent to March 31, 1998 approximately $600,000 of this obligation has been paid. The Company believes that its current cash balances, cash available under its line of credit and cash flow from operations, if any, will be sufficient to meet these needs as well as its other working capital and capital expenditure requirements for at least the next 12 months. The Company also believes that additional debt or equity financing will be available to it should the need arise. The Company does expect its cash and cash equivalent balances to decrease in the next few quarters due to the lower levels of revenues generated in both the fourth quarter of 1997 and the first quarter of 1998, and the reduced amounts of cash collections which will result.

    The Company recognizes that some of its internally used computer systems and programs have not yet been certified by supplying vendors as being Year 2000 compliant. The Company has appointed a Year 2000 compliance committee to determine the extent to which it is vulnerable to such date truncation problems. There can be no guarantee that the systems of the Company's suppliers, distributors and others upon which the Company's systems and/or personnel rely will be timely converted, or that a failure to convert or an incompatible conversion by one of these parties would not have a material adverse effect on the Company. The Company does not yet have an estimate of the costs associated with Year 2000 compliance work.

    New releases of the Company's software products have been designed to address processing for the year 2000 to the extent it has been required. The Company's Year 2000 compliance committee intends to have then current versions of its software Year 2000 compliant by the end of 1998. However, to the extent that third party products bundled with the Company's products by system integrators are not compliant, the Company may have no knowledge as to the year 2000 readiness of those third party products. In addition, it is possible that claims could be asserted against the Company or its customers concerning year 2000 issues and regardless of their merits or lack thereof, these claims could be material.

Factors Affecting Operating Results

    Limited Operating History and History of Operating Losses. The Company has only a limited operating history upon which to base an evaluation of its business and prospects. The Company commenced operations in November 1991 and introduced its first automatic service and support product, Win Win, in 1993. The Company introduced the first Windows 95 compatible version of its First Aid product line in September 1995. During 1996, both the Company's net revenues and operating expenses, particularly sales and marketing expenditures, increased rapidly compared to prior periods. From inception to March 31, 1998 the Company generated net sales of approximately $119.5 million, of which $114.5 million, or 96% of such amount, was generated in the twenty-seven months ended March 31, 1998. The Company has incurred net losses in each of the last five fiscal years, resulting in an accumulated deficit of $36.8 million at March 31, 1998. In addition, since 1992, the Company's operating expenses have increased significantly as a result of efforts to expand its sales and marketing operations, including international sales, to fund greater levels of product development and to increase its administrative infrastructure. The Company's net revenues in 1997 increased 85% over the net revenues for the same period in 1996. This increase was attributable in part, to sales of software products, the rights to which were Company acquisitions in 1997. There can be no assurance that the Company's net revenues will continue to remain at or increase from the level experienced in 1997 or that net revenues will not decline sequentially as they did in the fourth quarter of 1997 and the first quarter of 1998. The Company anticipates that in the future it will make significant investments in its operations, particularly to develop and introduce new products, to support sales activities, to expand into new markets such as enterprise, international and OEM and that as a result, operating expenses will increase significantly. If net revenues do not increase correspondingly, the Company is likely to continue to incur net losses and its financial condition will be materially adversely affected. The Company has not yet achieved profitability on an annual basis, and there can be no assurance that the Company will achieve or sustain profitability on a quarterly or annual basis. Furthermore, operating results for future periods are subject to numerous uncertainties. The Company's prospects must be considered in light of the risks encountered by companies with limited operating histories, particularly companies in new and rapidly evolving markets. While the Company believes that it has sufficient cash resources to meet its obligations for the next twelve months, no assurance exists that current cash and cash equivalent balances, and cash from operations, if any, and existing credit lines will be sufficient to fund future operations of the Company or that outside sources of funds will be available when and if such funds are needed. In addition, the Company's future operating results will depend upon, among other factors, the demand for the Company's software products, the level of product and price competition, the Company's success in expanding its direct and indirect distribution channels, in attracting and retaining motivated and qualified personnel, the ability of the Company to expand its international sales, develop and market new products and product upgrades and manage product transitions, the ability of the Company to control costs, the growth of activity on the Internet and the World Wide Web (the "Web"), and general economic conditions. Many of these factors are beyond the Company's control. If the Company is not successful in addressing such risks, the Company will be materially adversely affected.

     Risk of Product Returns. The Company's business includes a substantial risk of product returns from distributors, retailers and end users, either through the exercise of contractual return rights or as a result of the Company's policy of assisting customers in balancing and updating inventories. Individual end users may return products within 60 days of the date of purchase for a full refund. Most retailers and distributors also have the ability to return products for a full refund. The rate of product returns may increase because of a variety of factors, including competitors' promotional or other activities, an increase in the proportion of the Company's business attributable to mass merchandisers, overstocking by the Company's distributors or retailers due to unrealized demand for new products, or a decline in demand for the Company's products as compared to historical levels. As the Company introduces new products and enters new markets where the Company has had limited experience, the risk of product returns may increase. In particular, the Company has recently released First Aid 98, Guard Dog Deluxe and UnInstaller Deluxe. In addition, in the event that the Company's packaging is claimed to infringe on the intellectual property rights of third parties, the Company could be required to recall its distributed products for repackaging, or to cease shipping product in its current packaging, which could materially adversely affect the business, results of operations and financial condition of the Company. In particular, the Company agreed to change the packaging of its UnInstaller product after February 1998. To the extent this product is returned after that date, such product may not be resold.

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

    During the first quarter of 1998, the Company worked with its major distributors to adjust inventory levels and reduce their accounts receivable balances. As a result, the Company authorized returns in the first quarter of 1998 of $11.5 million, of which $2.9 million was received by March 31, 1998 and charged to the reserve for returns. After returns and additional reserves provided during the first quarter of 1998, the allowance for returns balance as of March 31, 1998 was $11.9 million. To further facilitate the reduction of accounts receivable balances, and channel inventory levels, the Company shipped virtually no product to distributors during the first quarter of 1998. This action reduced revenue for the first quarter of 1998 by a significant amount and contributed to the significant loss reported in the quarter.

    Potential Fluctuations in Quarterly Results. The Company's quarterly operating results have fluctuated in the past and are expected to fluctuate significantly in the future. These fluctuations may arise as a result of a number of factors, including the number and timing of new product introductions, upgrades and product enhancements by the Company or its competitors, purchasing patterns of distributors and customers, marketing and promotional programs, pricing and other competitive pressures, order deferrals and product returns in anticipation of new products or upgrades to existing products, the mix of distribution channels through which the Company's products are sold, the Company's decisions regarding hiring and other expenses, market acceptance of the Company's products, market acceptance of commerce over the Internet, technological limitations of the Internet, the developing nature of the market for the Company's products, general economic conditions and other factors. The Company generally ships products as orders are received and, accordingly, the Company has historically operated with relatively little backlog. As a result, quarterly revenues will depend predominantly on the volume and timing of orders received during a particular quarter, both of which are difficult to forecast. In fact, the Company typically generates a large percentage of its quarterly revenues during the last few weeks of the quarter. A significant portion of the Company's operating expenses are relatively fixed in the short term, and planned expenditures are based on sales forecasts. To the extent that such expenses precede forecasted net revenues, the Company's business, results of operations and financial condition will be materially adversely affected. In addition, the consumer software industry in which the Company operates has seasonal elements. In recent years, the consumer software industry has experienced lower demand in the summer months relative to other periods. If net revenues fall below the Company's expectations, expenditure levels as a percentage of total net revenues could be disproportionately high, and operating results would be immediately and adversely affected. The Company believes that period-to-period comparisons of its operating results are not meaningful and should not be relied upon as any indication of future performance. Due to the foregoing factors, among others, it is likely that the Company's future quarterly operating results from time to time will not meet the expectations of securities analysts or investors, which may have an adverse effect on the price of the Company's common stock.

    Management of Growth; Dependence on Key Personnel. The Company's business has grown rapidly during the past two years and such growth has placed and, if sustained, will continue to place, significant demands on the Company's management and resources. Recently, the Company has significantly increased the scale of its operations to support increased sales volumes and to address critical infrastructure and other requirements. This increase included substantial investments in sales and marketing to support sales activities and the hiring of a number of new employees, which have resulted in higher operating expenses. Between December 1, 1995 and March 31, 1998, the number of Company employees increased from approximately 20 to approximately 257, and the Company currently expects to hire additional employees during 1998. Subsequent to December 31, 1997 the Company's Chief Executive Officer and Chief Financial Officer resigned. The Company has found replacements for these positions and has entered into employment agreements with these executive officers in order to help assure their retention by the Company. However, there can be no assurance that any such employment agreements will sufficiently incent such executive officers to remain with the Company. The Company does not maintain any key person insurance policies on the lives of any of its executive officers. The Company's ability to manage any future growth, should it occur, will depend upon the Company's ability to retain these individuals and other executives, as well as the successful expansion of its sales, marketing, research and development, customer support and administrative infrastructure. There can be no assurance that the Company will be able to attract, manage and retain additional personnel to support any future growth or will not experience significant problems with respect to any infrastructure expansion or the attempted implementation of systems, procedures and controls. Any failure in one or more of these areas would have a material adverse effect on the Company's business, results of operations and financial condition.

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

    Product Concentration; Risks Associated with First Aid Upgrades. During 1996 and 1997, over 90% and over 75%, respectively, of the Company's net revenues were attributable to sales of its First Aid products. Although the Company anticipates that sales of its First Aid products will account for a substantial portion of its net revenues in the future, the Company believes that sales of its new products such as Oil Change, UnInstaller, Guard Dog Deluxe and CSS also will contribute significantly. There can be no assurance that net revenues from the First Aid products will continue to grow at historical rates or sustain current levels. The Company's future financial performance will depend in large part on the successful development, introduction and customer acceptance of UnInstaller, Guard Dog Deluxe, Oil Change and other new product offerings and enhanced versions of the Company's products including CyberMedia Support Server, the first offering in the Company's enterprise product line. A decline in the demand for First Aid or other ActiveHelp products, failure to achieve market acceptance of upgrades to such products or failure of net revenues derived from such products to meet the Company's expectations, whether as a result of competition, technological change or other factors, would have a material adverse effect on the Company's business, results of operations and financial condition.

    Competition.   The  PC  software  industry  is  intensely   competitive  and
characterized by short product life cycles and frequent new product introductions. The Company competes with software companies of varying sizes and resources, including Network Associates Inc., Symantec Corp., Quarterdeck Corporation, SystemSoft Corporation and others. Furthermore, the Company may compete with other companies that introduce automatic service and support, security and anti-virus protection software products. Moreover, there are no proprietary barriers to entry that could keep existing and potential competitors from developing similar products or selling competing products in the Company's markets. To the extent that the Company's competitors bundle their software products with leading hardware, application software or operating system vendors, or if one or more of the operating system vendors, such as Microsoft, IBM, Intel or others succeeds in incorporating functionality comparable, or perceived as comparable, to that offered by the Company in its products, (or separately offers comparable products), the Company's business, results of operation and financial condition could be materially adversely affected. There can be no assurance that the Company will be able to compete successfully with existing or potential competitors. In particular, Microsoft's "Zero Administration for Windows" initiative is a collection of technologies from Microsoft that make the Windows family of systems easier to use for the consumer and easier to manage for IS administrators. There can be no assurance that any such initiative by Microsoft or others would not render the Company's products uncompetitive or obsolete. Furthermore there can be no assurance that other current or potential competitors with longer operating histories, significantly greater financial, technical, marketing or other resources, significantly greater name recognition or a larger installed base of customers than the Company will not introduce products comparable, or perceived as comparable to those of the Company. Increased competition may result in the loss of shelf space or a reduction in demand or sell-through of the Company's products, any of which could have a material adverse effect on the Company's business, results of operations and financial condition.

The Company also expects that competition will increase as a result of software industry consolidations. In addition, current and potential competitors have established, or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address the needs of the Company's prospective customers. Accordingly, it is possible that current and potential competitors or alliances among competitors may emerge and rapidly acquire significant market share. Increased competition may result in price reductions, reduced gross margins, and loss of market share, any of which could have a material adverse effect on the Company's business, operating results and financial condition. In addition, the Company provides price protection to its distributors in the event the Company reduces its prices. There can be no assurance that the Company will be able to compete successfully against current and future competitors or that competitive pressures faced by the Company will not materially and adversely affect its business, financial condition or results of operations.

The enterprise software market targeted by the CyberMedia Support Server product line is expected to be subject to intense competition from a number of sources including solutions currently being utilized by IS administrators. There can be no assurance that the CSS product line will gain acceptance in the enterprise market or that, if accepted, competitors with longer operating histories, significantly greater financial technical, marketing and other resources, significantly greater name recognition and a larger installed base of customers than the Company will not introduce products comparable, or perceived as comparable to those of the Company.

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

    Dependence on Distribution Channels. The Company currently sells its products primarily through distributors for resale to the retail channel. Sales to such distributors accounted for approximately 69% and 66%, respectively, of the Company's net revenues in 1996 and 1997.

    Sales to a limited number of distributors have constituted and are expected to continue to constitute a substantial portion of the Company's net revenues. Sales to the Company's top two distributors accounted for approximately 25% and 25%, respectively, of the Company's net revenues in 1996, 25% and 25%, respectively, of the Company's net revenues in 1997 and 25% and 11% of the Company's net revenues in the three months ended March 31, 1998. No other single customer accounted for more that 10% of net revenues in any of the periods discussed above. The loss of, or reduction in, orders from any of these distributors could have a material adverse effect on the Company's business, results of operations and financial condition. Historically, margins for distributors in the PC software industry have been low, competition has been intense and distributors have relied on timely payments from their customers. Financial difficulties of any distributors could render the Company's associated accounts receivable uncollectible, which could have a material adverse effect on the Company's business, results of operations and financial condition. In addition, any special distribution arrangements or product pricing arrangements that the Company may implement for strategic purposes in one or more of its distribution channels could materially adversely affect its margins.

    The distribution channels through which consumer software products are sold have been characterized by rapid change, including consolidations and financial difficulties of certain distributors and retailers and the emergence of new retailers such as general mass merchandisers. In addition, due to an increase in the number of software applications, there are an increasing number of companies competing for access to these channels. Retailers of the Company's products typically have a limited amount of shelf space and promotional resources, and there is intense competition for high quality and adequate levels of shelf space and promotional support from the retailers. The Company believes this competition for shelf space will increase in the near term as competitors introduce new automatic service and support software. There can be no assurance that retailers will continue to purchase the Company's products or provide the Company's products with adequate levels of shelf space and promotional support, the lack of which would have a material adverse effect on the Company's business, results of operations and financial condition. The Company has entered into and seeks to continue to establish strategic alliances with third-party vendors to increase and vary the distribution of its automatic service and support products. To date, none of these agreements or strategic alliances has generated significant revenue and there can be no assurance that any of these agreements or strategic alliances will be a material source of revenues for the Company. In addition, there can be no assurance that these agreements and alliances will not be amended or terminated prior to their expiration due to changed commercial conditions or other such reasons.

     Net revenues from direct mail sales in 1997 and the first three months of 1998 represented approximately 8% and 18% of net revenues in each of these periods, respectively. Sales from direct mail, which comprise a large proportion of direct sales, have historically operated at lower profitability levels than sales through distributors. Accordingly, quarterly shifts in the mix of sales through distributors and through direct sales could cause fluctuations in the Company's profitability. There can be no assurance that the mix of sales or the relative profitability by distribution channel will remain at current levels in the future.

    Dependence on Microsoft Windows and Windows NT. The Company's success is dependent on the continued widespread use of the Windows and Windows NT operating systems for PCs. The Company's ActiveHelp products are designed to automatically detect, diagnose and resolve common problems in the Windows and Windows NT operating environment. Although Windows operating systems are currently used by many PC users, other companies, including International Business Machines Corporation and Apple Computer, Inc., and Sun Microsystems, Inc., have developed or are developing other operating systems that compete, or will compete, with Windows. In the event that any of these alternative operating systems become widely accepted in the PC marketplace, demand for the Company's products could be adversely affected, thereby materially adversely affecting the Company's business, results of operations and financial condition. In addition, Microsoft may introduce a new operating system to replace Windows or could incorporate some or many of the key features of the Company's products in new versions of its operating systems, thereby eliminating the need for users to purchase the Company's products. Specifically, the Company expects Microsoft to release Windows '98 in calendar 1998. To the extent that the Company's products are not compatible with Windows '98, the Company may need to significantly update its products. In addition the Company may experience significant returns of older versions of its products. The inability to adapt current products or to develop new products for use with any new operating systems on a timely basis, or the delay in the introduction of Microsoft Windows '98, would have a material adverse effect on the Company's business, results of operations and financial condition.

    In addition, the Company's ability to develop products based on Windows and Windows NT operating systems and release these products immediately prior to, or at the time of Microsoft's release of new and upgraded Windows and Windows NT products is substantially dependent on its ability to gain pre-release access to, and to develop expertise in, current and future versions of Windows and Windows NT . There can be no assurance that the Company will be able to provide products that are compatible with future Windows and Windows NT releases on a timely basis, with or without the cooperation of Microsoft.

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

    New Product Development and Technological Change. Substantially all of the Company's net revenues have been derived, and substantially all of the Company's future net revenues are expected to be derived, from the sale of its automatic service and support software products. The market for automatic service and support software products is characterized by rapid technological advances, evolving industry standards in computer hardware and software technology and frequent new product introductions and enhancements. The Company's products must be continually updated to address the new and evolving technical support requirements of third-party hardware and software. Failure to anticipate technical difficulties that arise from use of these third-party products and incorporate solutions to such difficulties into the Company's products would have a material adverse effect on continued market acceptance of the Company's products. The Company's ability to design, develop, test and support on a timely basis new software products, updates and enhancements that respond to technological developments and emerging industry standards in the Company's current market as well as new markets such as the enterprise market is critical to the Company's future success. There can be no assurance that the Company will be successful in such efforts or that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of new products and enhancements, or that its new products, upgrades and enhancements will adequately meet the requirements of the marketplace and achieve market acceptance. The introduction of new products, upgrades or enhanced versions of existing products is subject to the risk of development delays due to resource constraints, technological change and other factors. In addition, the Company may encounter difficulties or delays in developing products for the enterprise market in which the technical and functional requirements for products are different from and often more complex than those in the retail market. If the Company is unable to develop on a timely basis, new software products, upgrades or enhancements to existing products or if such new products, upgrades or enhancements do not achieve market acceptance, the Company's business, results of operations and financial condition would be materially adversely affected.

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

    Dependence on the Internet. The commercial viability of the Company's products and the Company's ability to execute its strategy to leverage the Internet as a platform for its products and services are dependent upon the continued development and acceptance of the Internet. In addition, the Company's future success may be dependent upon continued growth in the use of the Internet in order to support the distribution of products and future upgrades. The use of the Internet as a distribution channel is new and unproven and represents a significant departure from traditional distribution methods employed by software companies. Critical issues concerning the commercial use of the Internet (including security, reliability, cost, ease of use, accessibility, speed and potential tax or other government regulation) remain unresolved and may affect the use of the Internet as a medium to support the functionality of the Company's products as well as to distribute software. There can be no assurance that the use of the Internet will remain effective for either current or future products. The failure of the development and acceptance of the Internet would have a material adverse effect on the Company's business, results of operations and financial condition. The Company's future success depends, in part, upon the future growth of the Internet for commercial transactions. There can be no assurance that communication or commerce over the Internet will become widespread and it is not known whether this market will develop to the extent necessary to sustain or increase the demand for the Company's products sold via electronic commerce. The Internet may not prove to be a viable commercial marketplace for a number of reasons, including inadequate communications bandwidth and a lack of secure payment mechanisms. To the extent that the Internet continues to experience significant growth in the number of users and level of use, there can be no assurance that the Internet infrastructure will continue to be able to support the demands placed upon it. Moreover, the Internet could lose its viability due to delays in the development or adoption of new standards and protocols required to handle increased levels of Internet activity or due to increased governmental regulation. Changes in or insufficient availability of telecommunications services to support the Internet also could result in slower response times which might adversely affect customers' ability or willingness to access the Company's products or upgrades over the Internet. In addition, the security and privacy concerns of existing and potential customers, as well as concerns related to computer viruses, may inhibit the growth of the Internet marketplace generally and the customer base for the Company's products in particular. If use of the Internet does not continue to grow, if the Internet infrastructure does not effectively support customer demand or if hardware and software vendors do not continue to post updates and patches on the Internet, the Company's business, results of operations and financial condition could be materially adversely affected.

    Limited Protection of Proprietary Rights. The Company's success is heavily dependent upon its proprietary software. The Company relies primarily on a combination of copyright, trademark and trade secret laws, employee confidentiality and nondisclosure agreements, third-party nondisclosure agreements and other methods of protection common in the consumer software industry to protect its proprietary rights. The Company licenses its products primarily under "shrink wrap" license agreements that are not signed by licensees  and  therefore  may  be  unenforceable  under  the  laws  of  certain
jurisdictions.   In  addition,   the

Company has two United States patent applications pending and intends to seek international and additional United States patents on its technology. There can be no assurance that patents will issue from the Company's pending applications or that any claims allowed from the pending patent applications or those hereafter filed will be of sufficient scope or strength, or be issued in all countries where the Company's products can be sold, to provide meaningful protection or any commercial advantage to the Company or that any patents which may be issued to the Company will not be challenged and invalidated. Although from time to time the Company obtains copyright registrations on certain items of its technology, existing copyright laws provide only limited protection. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use the Company's products or technology that the Company considers proprietary, and third parties may develop similar technology independently. Furthermore, there can be no assurance that others will not infringe the Company's intellectual property rights. Policing unauthorized use of the Company's products is difficult, and while the Company is unable to determine the extent to which piracy of its software products exists, software piracy can be expected to be a persistent problem. There can be no assurance that the Company can meaningfully protect its proprietary rights. A failure by the Company to meaningfully protect its intellectual property rights could have a material adverse effect on the Company's business, financial condition and results of operations. The Company also relies in part, on technology licenses from third parties. In the event that such licenses are terminated, the Company would need to license similar technology from alternative sources or develop its own technology. In the event that the Company could not license such similar technology on commercially viable terms or otherwise successfully develop its own technology, the Company's business, results of operations and financial condition could be materially adversely affected. In addition, there can be no assurance that the Company's competitors will not independently develop technologies and products that are substantially equivalent or superior to those of the Company without violating the Company's proprietary rights, the commercialization of which could have a material adverse effect on the Company's business, results of operations and financial condition.

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

    The Company intends to continue expansion of the international distribution of its products. The laws of some foreign countries either do not protect the Company's proprietary rights or offer only limited protection for those rights. The Company has not registered its copyrights in any foreign countries. While in most foreign countries registration is not required in order to receive copyright protection, the ability to bring an enforcement action and obtain certain remedies depends on compliance with that country's copyright laws. Consequently, the Company's failure to register its copyrights abroad may make enforcement of these rights more difficult or reduce the available remedies in any enforcement action. The Company is currently pursuing further foreign registrations of its trademarks on a limited basis, but due to the substantial costs involved and potential prior existing rights, unfavorable laws or other obstacles to obtaining trademark protection, the Company may not be able to prevent a third party from using its trademarks in a foreign jurisdiction.

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

    Volatility of Stock Price. The market price of the shares of the Company's Common Stock is likely to be highly volatile and could be subject to wide fluctuations in response to factors such as actual or anticipated variations in the Company's operating results, announcements of technological innovations, new products or new contracts by the Company or its competitors, third party reviews or awards on the Company's or its competitor's products, developments with respect to patents, copyrights or proprietary rights, changes in financial estimates by securities analysts, conditions and trends in the software and other technology industries, adoption of new accounting standards affecting the software industry, general market conditions and other factors. Further, the stock market has experienced extreme price and volume fluctuations that have particularly affected the market prices of equity securities of many high technology companies and that often have been unrelated or disproportionate to the operating performance of such companies. Declines in market prices generally may adversely affect the market price of the Company's Common Stock. The Company has been named as a defendant in a number of class action litigations which could result in substantial costs and a diversion of management attention and resources, which would have a material adverse effect on the Company's business, results of operations and financial condition. There can be no assurance that additional actions will not be brought against the Company. On March 22, 1998, an amended complaint was filed, adding the Company as a defendant to a lawsuit filed on March 2, 1998 in Los Angeles Superior Court, against defendant Luckman Interactive Inc. by plaintiffs Mark Novisoff, Timothy O'Pry, Janet Van Pelt and Thomas Lynch. Prior to this, the Company was not a party to this lawsuit. These actions, as well as general economic, political and market conditions, such as recessions or international currency fluctuations, may adversely affect the market price of the Common Stock.


    Product Liability. The Company's software products may contain errors or failures. There can be no assurance that, despite testing by the Company and testing and use by current and potential customers, errors will not be found in new products after commencement of commercial shipments. The occurrence of any such errors could result in the loss of, or a delay in, market acceptance of the Company's products, which would have a material adverse effect on the Company's business, results of operations and financial condition. The Company's license agreements with its customers typically contain provisions designed to limit the Company's exposure to potential claims for damages. It is possible, however, that the limitation of liability provisions contained in the Company's license agreement may not be effective under the laws of certain jurisdictions. Although the Company has not experienced any such claims to date, the sale and support of the Company's products may entail the risk of such claims. While the Company has obtained insurance against product liability risks, there can be no assurance that such insurance will provide adequate coverage. The Company does not currently carry errors and omissions coverage which may protect against allegations that the Company's products have failed to perform adequately. Any such claims for damages brought against the Company could have a material adverse effect on the Company's business, results of operations and financial condition.

    Risks Associated with Recent Acquisitions; Potential Future Acquisitions. In April 1997, the Company acquired certain assets of Luckman Interactive, Inc. and acquired Walk Softly, Inc. The integration of acquired assets, groups and product lines is typically difficult, time consuming and subject to a number of inherent risks. The integration of product lines requires the coordination of the research and development and sales and marketing efforts of the acquired groups and the Company. Such combinations have and will continue to require substantial attention from management. The diversion of the attention of management and any difficulties encountered in the transition process could have a material adverse impact on the Company's business, financial condition and results of operations. In addition, the process of assimilating and managing the acquisitions could cause the interruption of, or a loss of momentum in, the activities of the Company's business which could have a material adverse effect on the Company. There can be no assurance that the Company will realize the anticipated benefits of any of these acquisitions.

    Future acquisitions by the Company may result in the diversion of management's attention from the day-to-day operations of the Company's business and may include numerous other risks, including difficulties in the integration of the operations, products and personnel of the acquired companies. Further acquisitions by the Company also have the potential to result in dilutive issuances of equity securities, the incurrence of debt and amortization expense related to goodwill and other intangible assets. Company management frequently evaluates the strategic opportunities available to it and may in the near or long-term pursue acquisitions of complementary businesses, products or technologies.

    Risks Associated With Global Operations. During the first three months of 1998, approximately 18% of total net revenues were from sales to customers outside of the United States. The Company is expanding its sales operations outside of the United States which will require significant management attention and financial resources. The Company's ability to expand its product sales internationally is dependent on the successful development of localized versions of the Company's products, establishment of distribution channels, acceptance of such products and the acceptance of the Internet internationally. The Company expects to commit significant resources to customizing its products for selected international markets and to developing international sales and support channels. The Company's products rely on a knowledge base that contains detailed information based on specific English language versions of third-party hardware and software applications. This knowledge base must be recreated for each foreign language version that is developed to support foreign releases of such third-party products, many of which have been modified from their United States releases. There can be no assurance that this task can be completed in a timely or cost-effective manner or that enough products can be supported to ensure customer acceptance. The Company believes that successful execution of a global strategy is critical to maintaining its current market position and competitive advantage. Failure to successfully expand its products to international markets could cause the Company to lose business to global competitors or prevent the development of strategic relationships with global hardware and software vendors.

    International operations are subject to a number of risks, including costs of customizing products for foreign countries, dependence on independent resellers, multiple and conflicting regulations regarding communications, use of data and control of Internet access, longer payment cycles, unexpected changes in regulatory requirements, import and export restrictions and tariffs, difficulties in staffing and managing foreign operations, potentially adverse tax consequences, the burdens of complying with a variety of foreign laws, the impact of possible recessionary environments in economies outside the United States and political and economic instability. An increase in the value of the United States dollar relative to foreign currencies could make the Company's products more expensive and, therefore, potentially less competitive in foreign markets. If the Company increases its international sales, its net revenues may also be affected to a greater extent by seasonal fluctuations resulting from lower sales that typically occur during the summer months in Europe and other parts of the world. Moreover, the laws of certain foreign countries in which the Company's products may be sold may not protect the Company's intellectual property rights to the same extent as do the laws of the United States, thus increasing the possibility of piracy of the Company's products.

    In addition, the European Monetary Union is embarking on a multi-year introduction and conversion to a common currency called the Euro. There can be no assurance that the Company can adopt or modify its systems and processes in a timely and cost effective manner to accept this new currency. Any delays or inability to conduct business using the Euro could materially affect the Company's business, results of operations and financial condition.

    Reliance on Outside Resources. The Company relies upon independent contractors to perform a number of tasks, including product duplication and packaging, reproduction of manuals and brochures and order fulfillment. The Company depends on these outside parties to perform such functions to the Company's specifications and quality standards. The Company currently does not have long-term agreements with any of these outside parties. The Company supplements its in-house product development by engaging work-for-hire software engineers in India. In addition the Company from time to time engages other software engineers on a contract basis. Although the Company believes that alternative resources exist or can be obtained, a disruption of the Company's relationship with any of these outside parties or the failure of these outside parties to continue to provide quality supplies and services on a timely basis could materially adversely affect the Company's business, results of operations and financial condition.

Anti-takeover Provisions. The Company's Board of Directors has the authority to issue up to 2,000,000 shares of Preferred Stock and to determine the price, rights, preferences, privileges, and restrictions, including voting rights, of those shares without any further vote or action by the stockholders. The rights of the holders of Common Stock will be subject to, and may be adversely affected by, the rights of holders of any Preferred Stock that may be issued in the future. The issuance of Preferred Stock may delay, defer or prevent a change in control of the Company. In addition, Section 203 of the Delaware General Corporation Law, to which the Company is subject, restricts certain business combinations with any "interested stockholder" as defined by such statute.
The statute may delay, defer or prevent a change in control of the Company.

                           PART II: OTHER INFORMATION

Item 1. Legal Proceedings:

      In June 1997, the Company filed lawsuits in the U.S. District Court for the Northern District of Georgia against MicroBasic GmbH ("MicroBasic") and Roderick Manhattan Group, Ltd. ("RMG") demanding that they cease copying and distributing MicroHelp UnInstaller. MicroBasic filed a counterclaim in November 1997 alleging breach of contract, copyright infringement, unfair trade proctices and unfair competition. The Company intends to vigorously defend against any and all such claims and allegations. In addition, in June 1997, the Company filed a lawsuit in the Birmingham Mercantile Court, Great Britain, against RMG demanding payment for past due invoices.

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

    On February 4, 1998, CyberMedia filed a lawsuit against Symantec Corporation in United States District Court for the Northern District of California. Also named as defendants in the CyberMedia's Complaint are ZebraSoft, Inc. and three individual officers and directors of ZebraSoft (Timothy O'Pry, Thomas Lynch and Snehal Vashi). The Complaint alleges that the defendants violated the federal copyright laws and misappropriated CyberMedia's trade secrets in developing and distributing a computer software program, known as Norton Uninstall Deluxe, that is competitive with CyberMedia's UnInstaller program. The Complaint seeks money damages and injunctive relief against the defendants.

    On March 11, 1998, defendants Symantec and ZebraSoft filed Counterclaims against CyberMedia for slander, libel, product disparagement and related state law claims. The defendants' Counterclaims seek unspecified money damages and injunctive relief. Discovery is on going and the Court has not set a trial date. Defendants O'Pry, Lynch and Vashi have filed a motion to dismiss for lack of personal jurisdiction which has been briefed and is pending before the court. The Company believes that the claims asserted in the Counterclaims are without merit and intends to defend against them vigorously.

    On March 12, 1998, a shareholder class action complaint was filed against the Company and certain of its current and former officers and directors. The complaint, Ong v. CyberMedia, et al., No. 98-1811, was filed in the United States District Court for the Central District of California. The complaint alleges a class period between July 22, 1997 and January 30, 1998. The complaint asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The allegations underlying the complaint surround an alleged scheme by defendants to disseminate false and misleading statements and/or to omit to state facts concerning the present and future finances and business prospects of the Company during the class period. Plaintiff seeks an unspecified amount of damages in excess of $75,000. On March 16, 1998, plaintiff filed an amended class action complaint. The amended complaint added an additional director defendant and extended the class period to March 13, 1998.

    On March 19, 1998, a second class action complaint was filed against the Company and certain of its officers and directors alleging facts nearly identical to those alleged in the Ong complaint. The complaint, Brown v. CyberMedia, et al., No. B C187898, was filed in the Superior Court of Los Angeles County. It alleges a class period from March 31, 1997 through March 12, 1998, and asserts claims under Sections 25400 and 25500 of the California Corporations Code, Sections 1709-1710 of the California Civil Code, and Sections 17200 and 17500 of the California Business and Professions Code. Plaintiff seeks damages of an unspecified amount.

    On March 24, 1998 a third shareholder class action complaint was filed against the Company and certain of its current and former officers and directors. The complaint, St. John v. CyberMedia, et al., No. 98-2085 MRP(SHx), was filed in the United States District Court for the Central District of California. The complaint alleges a class period between March 31, 1997 and March 13, 1998. The complaint asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. Like the previously filed complaints, the basic allegations concern an alleged scheme by defendants to disseminate false and misleading statements and/or to omit to state facts concerning the present and future finances and activities of the Company during the class period. Plaintiff seeks an unspecified amount of damages in excess of $75,000.

    On March 26, 1998 another shareholder class action complaint was filed against the Company and certain of its current and former officers and directors. The complaint, Zier v. CyberMedia, et al., No. 98-2210 CM(Mcx), was filed in the United States District Court for the Central District of California. The complaint alleges a class period between March 31, 1997 and March 12, 1998. The complaint asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. Like the previously filed complaints, the basic allegations concern an alleged scheme by defendants to disseminate false and misleading statements and/or to omit to state facts concerning the present and future finances and activities of the Company during the class period. Plaintiff seeks an unspecified amount of damages in excess of $75,000.

    On March 31, 1998 a shareholder class action complaint was filed against the Company and certain of its current and former officers and directors. The complaint, Smith v. CyberMedia, et al., No. BC 188527, was filed in the Superior Court of Los Angeles County. The complaint alleges a class period between March 31, 1997 and March 13, 1998. The complaint asserts claims under Sections 25400, 25402, 25500 and 1507 of the California Corporations Code, and Sections 1709-1710 of the California Civil Code. The allegations underlying the complaint are nearly identical to the allegations asserted in the other class action complaints.Plaintiff seeks damages of an unspecified amount.

    On April 8, 1998 a shareholder class action complaint was filed against the Company and certain of its current and former officers and directors. The complaint, Stockwell v. CyberMedia, No. BC 189020, was filed in the Superior Court of Los Angeles County. The complaint alleges a class period between March 31, 1997 and March 12, 1998. The complaint asserts claims under Sections 25400 and 25500 of the California Corporations Code, Sections 1709-1710 of the California Civil Code and Sections 17200 and 17500 of the California Business and Professions Code. The allegations underlying the complaint are nearly identical to the allegations asserted in the other class action complaints. Plaintiff seeks damages of an unspecified amount.

    On April 8, 1998 a shareholder class action complaint was filed against the Company and certain of its current and former officers and directors. The complaint, Liu v. CyberMedia, et al., No. 98-2617, was filed in the United States District Court for the Central District of California. The complaint alleges a class period between March 31, 1997 and March 13, 1998. The complaint asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The allegations underlying the complaint are nearly identical to the allegations asserted in the other class action complaints. Plaintiff seeks an unspecified amount of damages in excess of $75,000.

    On April 23, 1998 a shareholder class action complaint was filed against the Company and certain of its current and former officers and directors. The complaint, Kerr v. CyberMedia, et al., No. 98-3104 RJK(ANx), was filed in the United States District Court for the Central District of California. The complaint alleges a class period between July 22, 1997 and March 13, 1998. The complaint asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The allegations underlying the complaint are nearly identical to the allegations asserted in the other class action complaints. Plaintiff seeks damages of an unspecified amount.

    The Company intends to defend against these actions vigorously.

Item 5. Other Information

       Peter Morris, a member of the Board of Directors of the Company, resigned his position as a director in January 1998, for personal business reasons.

 Item 6. Exhibits and Reports on Form 8-K

 (a) Exhibits
  ...10.12(2) Form of employment agreement between the Company and Kanwal Rekhi ...10.12(3) Form of employment agreement between the Company and James Tolonen ...27.1 Financial Data Schedule

 (b) Reports on form 8-K

  ...No reports on Form 8-K have been filed during the period for which the report is filed.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                                      CYBERMEDIA, INC.
                                      (Registrant)

Date: May 15, 1997                    By:  /s/ James R. Tolonen
                                           ---------------------
                                           President and Chief Operating Officer

                                      By: /s/ Jane E. Wike
                                          ---------------------
                                          Vice-President, Finance
                                          (Chief Accounting Officer)




                                INDEX TO EXHIBITS


Exhibit                                                                                 Page

         10.12 (2) Employment agreement between the Company and Kanwal Rekhi            28
         10.12 (3) Employment agreement between the Company and James R. Tolonen        37

         27.1      Financial Data Schedule                                              46
