Form 10-Q
period 1998-06-30
CYBERMEDIA INC
filed 1998-08-14
CIK 1019156

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 1998

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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes [X] No [ ]; (2) Yes [ X ] No [ ]

         As of August 3, 1998, 13,389,782 shares of the Registrant's Common Stock, $0.01 par value were issued and outstanding.

                                CYBERMEDIA, INC.

                               TABLE OF CONTENTS

                                                                                               PAGE
                                                                                               ----
PART I.          FINANCIAL INFORMATION

         Item 1. Financial Statements

                 Consolidated Balance Sheets at June 30, 1998 and December 31, 1997              3

                 Consolidated Statements of Operations for the three and six months ended        4
                 June 30, 1998 and 1997

                 Consolidated Statements of Cash Flows for the six months ended June 30,         5
                 1998 and 1997

                 Notes to Consolidated Financial Statements                                      6

         Item 2. Management's Discussion and Analysis of Financial Condition and
                 Results of Operations                                                           9

PART II.         OTHER INFORMATION

         Item 1. Legal Proceedings                                                              23

         Item 5. Other Information                                                              25

         Item 6. Exhibits and Reports on Form 8-K                                               25



                 Signature                                                                      26

                 Index to Exhibits                                                              27

                         PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
                                CYBERMEDIA, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                             June 30, 1998     December 31, 1997
                                                             -------------     -----------------
                                                              (unaudited)
                                     Assets
Current assets:

       Cash and cash equivalents                              $ 12,848,000        $ 25,059,000

       Marketable securities                                            --           1,001,000

       Trade accounts receivable, net                            5,001,000          19,851,000

       Inventory                                                 2,104,000           3,590,000
       Prepaid expenses                                            611,000           1,417,000

       Deferred taxes                                            3,619,000           3,619,000

       Other current assets                                        561,000           1,091,000
                                                              ------------        ------------

         Total current assets                                   24,744,000          55,628,000


Furniture, fixtures and equipment, net                           4,191,000           4,191,000

Other assets                                                       170,000             284,000
                                                              ------------        ------------
         Total assets                                         $ 29,105,000        $ 60,103,000
                                                              ============        ============

                      Liabilities and Stockholders' Equity

Current
liabilities

       Accounts payable                                       $  9,016,000        $  8,753,000

       Accrued expenses                                          2,366,000           2,917,000

       Related party payable                                            --             618,000

       Income taxes payable                                         17,000           2,787,000

       Unearned revenue                                          3,822,000           3,655,000

       Grant payable                                               390,000             390,000

       Current portion of capital lease                                 --              17,000

       Deferred obligation for acquired R&D                      2,750,000           2,913,000
                                                              ------------        ------------
         Total current liabilities                              18,361,000          22,050,000


Capital lease obligation & deferred rent                           255,000             284,000

Deferred obligation for acquired R&D                                    --           1,125,000
                                                              ------------        ------------

         Total liabilities                                      18,616,000          23,459,000


Stockholders' equity

       Common stock, $0.01 par value. Authorized
       50,000,000 shares issued and outstanding
       13,351,858 and 12,511,654 respectively                      134,000             126,000


       Additional paid-in capital                               59,307,000          57,587,000

       Accumulated deficit                                     (48,708,000)        (20,774,000)

       Accumulated other comprehensive loss                       (244,000)           (295,000)
                                                              ------------        ------------

         Total stockholders' equity                             10,489,000          36,644,000


         Total liabilities and stockholders' equity           $ 29,105,000        $ 60,103,000
                                                              ============        ============




          See accompanying notes to consolidated financial statements

                                CYBERMEDIA, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                Quarter Ended    Quarter Ended  Six Months Ended  Six Months Ended
                                                June 30, 1998    June 30, 1997    June 30, 1998     June 30, 1997
                                                 ------------     ------------     ------------     ------------
Revenue                                          $  5,875,000     $ 20,447,000     $ 10,572,000     $ 36,980,000

Cost of goods sold                                  3,083,000        3,875,000        4,364,000        8,088,000
                                                 ------------     ------------     ------------     ------------
Gross profit                                        2,792,000       16,572,000        6,208,000       28,892,000

Operating expenses


   Research and development                         2,446,000        2,740,000        5,276,000        4,285,000

   Sales and marketing                              8,902,000        9,584,000       22,826,000       17,739,000

   General and administrative                       3,309,000        1,679,000        6,292,000        2,649,000

   One-time-in-process R&D and acquisition                 --        9,091,000               --        9,091,000
   expenses
                                                 ------------     ------------     ------------     ------------
Total operating expenses                           14,657,000       23,094,000       34,394,000       33,764,000
                                                 ------------     ------------     ------------     ------------

Operating loss                                    (11,865,000)      (6,522,000)     (28,186,000)      (4,872,000)


Other income (expense), net                           (19,000)         398,000          261,000          919,000
                                                 ------------     ------------     ------------     ------------

Loss before income taxes                          (11,884,000)      (6,124,000)     (27,925,000)      (3,953,000)


Provision for income taxes                              1,000          582,000            9,000        1,421,000
                                                 ------------     ------------     ------------     ------------

Net loss                                         $(11,885,000)    $ (6,706,000)    $(27,934,000)    $ (5,374,000)
                                                 ============     ============     ============     ============

Net loss per share - basic and diluted           $      (0.91)    $      (0.55)    $      (2.18)    $      (0.45)


Shares used in computing net loss per share -
 basic and diluted                                 13,008,000       12,178,000       12,823,000       12,050,000



          See accompanying notes to consolidated financial statements

                                CYBERMEDIA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                        Six Months Ended June 30,
                                                                     -----------------------------
                                                                         1998              1997
                                                                     ------------     ------------

Cash flow from operating activities:
      Net loss                                                       $(27,934,000)    $ (5,374,000)
      Adjustments to reconcile net loss to net cash used in
         Operating activities:
      Depreciation                                                        890,000          244,000
      Deferred rent                                                       (29,000)              --
      Accelerated vesting of option grants                                776,000               --
Changes in assets and liabilities:
      Trade accounts receivable, net                                   14,850,000      (11,635,000)
      Inventory                                                         1,486,000          694,000
      Prepaid expenses                                                    806,000          347,000
      Other current assets                                                530,000          (35,000)
      Accounts payable                                                    263,000        1,119,000
      Accrued expenses and related party payable                       (1,169,000)       1,517,000
      Income taxes payable                                             (2,770,000)              --
      Unearned revenues                                                   167,000         (362,000)
      Deferred obligation for acquired R&D                             (1,288,000)       4,401,000
                                                                     ------------     ------------
                 Net cash used in operating activities                (13,422,000)      (9,084,000)
                                                                     ------------     ------------


Cash flows provided by (used in) investing activities -
      Proceeds from purchase of marketable securities                   1,001,000       (6,869,000)
      Purchases of furniture, fixtures and equipment                     (890,000)        (986,000)
      Other assets                                                        114,000               --
                                                                     ------------     ------------
                 Net cash provided (used) by investing activities         225,000       (7,855,000)
                                                                     ------------     ------------


Cash flows provided by financing activities:
      Payment of capital lease obligations                                (17,000)         (14,000)
      Expenses associated with initial public offering                         --         (261,000)
      Proceeds from the issuance of common stock                          952,000          538,000
                                                                     ------------     ------------
                 Net cash provided by financing activities                935,000          263,000
                                                                     ------------     ------------


Effect of exchange rate changes on cash                                    51,000               --
                                                                     ------------     ------------

                 Net decrease in cash and cash equivalents            (12,211,000)     (16,676,000)


Cash and cash equivalents at beginning of period                       25,059,000       39,322,000
                                                                     ------------     ------------

Cash and cash equivalents at end of period                           $ 12,848,000     $ 22,646,000
                                                                     ============     ============




           See accompanying notes to consolidated financial statements

                                CYBERMEDIA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1998
                                   (Unaudited)

1.       Basis of  Presentation

         The consolidated statements of operations for the three months and six months ended June 30, 1998 and 1997, the consolidated statements of cash flows for the six months ended June 30, 1998 and 1997 and the consolidated balance sheet as of June 30, 1998 are unaudited, however all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial condition and results for the interim periods are reflected. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto together with management's discussion and analysis of financial condition and results of operations contained in CyberMedia's Annual Report on Form 10-K for the fiscal year ended December 31, 1997. The results for the three months and six months ended June 30, 1998 are not necessarily indicative of the results for the entire year ending December 31, 1998.

2.       Accounts Receivable

         Accounts receivable, net decreased between December 31, 1997 and June 30, 1998 primarily due to collections of monies owed to the Company by distributors, and to a lesser extent by offsets from market development funds owed by the Company to distributors or resellers.

3.       Inventories

         Inventories, consisting of software product and related packaging materials are stated at the lower of cost (first-in, first-out method) or market as detailed below.

                                            June 30,       December 31,
                                              1998             1997
                                           -----------     -----------
         Components                        $   552,000     $   640,000
         Finished goods                      1,626,000       3,024,000
         Reserve for obsolete inventory        (74,000)        (74,000)
                                           -----------     -----------

         Total inventories:                $ 2,104,000     $ 3,590,000
                                           ===========     ===========


4.       Income Taxes Payable

         The decrease in income taxes payable which occurred between December 31, 1997 and June 30, 1998 relates to federal and state tax payments made by the Company in February 1998 to the Internal Revenue Service and the Franchise Tax Board respectively, related to 1997 taxes owed. No benefit has been recognized in the consolidated statement of operations for loss in the first six months of 1998 as realization of the deferred tax asset is not more likely than not due to the lack of a consistent history of operating profits.

                                CYBERMEDIA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1998
                                   (Unaudited)

5.       Impact of Recent Accounting Pronouncements


         The Company has adopted Statement of Financial Accounting Standards ("SFAS) No. 130, "Reporting Comprehensive Income," as of the first quarter of 1998. SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components, however, it has no impact on the Company's net income or stockholders' equity.

         The components of comprehensive loss, net of tax, are as follows:

                                                Six Months Ended
                                           June 30,           June 30,
                                            1998               1997
                                         ------------     ------------
         Net loss                        $(27,934,000)    $ (5,374,000)

         Foreign currency translation         (51,000)              --
                                         ------------     ------------


         Comprehensive income (loss)     $(27,985,000)    $ (5,374,000)
                                         ============     ============


         Accumulated other comprehensive loss presented on the accompanying consolidated balance sheets consists of the accumulated foreign currency translation adjustments.

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard 131, "Disclosures About Segments of an Enterprise and Related Information." The Statement establishes standards for the manner in which public companies report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. This Statement is effective for annual financial statements for periods beginning after December 15, 1997 and for interim periods after the first year of adoption. The Company has not yet determined the impact of adopting the disclosure requirements of SFAS 131.

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

                                CYBERMEDIA, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                 June 30, 1998
                                  (Unaudited)

         The Company expects that the adoption of SFAS 131, "Disclosures About Segments of an Enterprise and Related Information," and SOP 97- 2, all of which are effective for the full year 1998, will have a minimal impact on prior year and current quarter consolidated statements of operations, cash flows and financial position as the Company's reports are already substantially in compliance with the new requirements. However the ultimate resolution of the implementation issues referred to above, or additional issues not yet raised or addressed by the AICPA could change the Company's expectation.

6.       Earnings Per Share

         Per share data is based on the weighted average number of common shares outstanding for the period. Due to the loss in the first three months and six months of 1998 and 1997, common stock equivalents are not included in the computation of diluted earnings per share because they were anti-dilutive.

7.       Contingencies

         During the first half of 1998, the Company was named and served as a defendant in a number of shareholder class action lawsuits which assert claims under the Securities Exchange Act of 1934, the California Civil Code and the California Business and Professions Code. The Company intends to defend against these actions vigorously.

         During the first quarter of 1998 the Company filed a lawsuit against Symantec Corporation, et al., alleging, inter alia, misappropriation of the Company's trade secrets. A counterclaim has been filed against the Company. The Company intends to defend against this counterclaim vigorously.

8.       Subsequent Events

         On July 28, 1998, the Company signed a note for a $10 million loan from Networks Associates ("Network Associates"). The note has a term of two years with an interest rate of LIBOR plus 2%, paid quarterly, and is convertible into 1,501,501 shares of the Company's common stock.

         Subsequently, the Company and Network Associates entered into a definitive tender offer and merger agreement whereby a subsidiary of Network Associates has agreed to purchase for $9.50 per share in cash all outstanding shares of CyberMedia Common stock. The merger agreement was unanimously approved by the Boards of Directors of both companies.

         In accordance with the agreement, Network Associates commenced a tender offer on Monday, August 3, 1998. The tender offer is scheduled to expire at midnight EDT, August 28, 1998, unless extended. Pursuant to the merger agreement, if the tender offer is consummated, Network Associates will be obligated to acquire any remaining CyberMedia shares in a cash merger at the same price as the tender offer.


                 On July 28, 1998, an individual claiming to be a stockholder of the Company filed a Class Action Complaint alleging, among other things, a breach of fiduciary duties by the Company Board in approving a merger agreement with Network Associates, Inc., and naming the members of the Company Board, the Company, and Network Associates as defendants. The Complaint, Stanley Schneider v. Suhas Patil, et al, No. 16565-NC filed in the Delaware Court of Chancery in New Castle County, seeks an injunction restraining the consummation of the merger and unspecified compensatory damages. The Company believes that the Complaint is without merit and intends to vigorously defend against it.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains trend analysis and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results could differ materially from those set forth in such forward-looking statements as a result of the factors set forth under "Factors Effecting Operating Results" below, and other risks detailed in the Company's Registration Statement on Form S-1 (Registration No. 333-11063) declared effective by the Securities and Exchange Commission on October 22, 1996, the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, and as detailed from time to time in the Company's reports filed with the Securities and Exchange Commission.

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

Overview

  The Company is a leading provider of software products that provide automatic service and support to PC users in the Windows environment. The Company commenced operations in November 1991 and introduced its first automatic service and support product, Win Win, in 1993. The Company introduced the first Windows 95 compatible version of its First Aid product line in September 1995. During 1996, 1997 and the first six months of 1998, over 90%, over 75%, and over 32%, respectively, of the Company's net revenues were attributable to sales of its First Aid products.

  In October 1996, the Company introduced Oil Change, a product that updates software applications and device drivers installed on a user's PC, over the Internet. The Company also has a number of new product development and introduction efforts under way, including its first enterprise product, CyberMedia Support Server (CSS) Repair Engine which was released at the end of 1997.

     On April 2, 1997, the Company acquired certain assets from Luckman Interactive which included ownership in all intellectual property rights to Microhelp Uninstaller. This acquisition was accounted for largely as a purchase of in-process research and development and was expensed during the quarter ended June 30, 1997. The technology from this purchase was incorporated in the development of the Company's UnInstaller product which uninstalls Windows applications, and was introduced in May of 1997.

  Effective April 14, 1997, CyberMedia acquired Walk Softly, Inc., an internet privacy software developer based in Los Altos, California in exchange for CyberMedia Common Stock. The acquisition of Walk Softly was accounted for as a pooling of interests and the consolidated financial statements for all periods presented herein have been restated as required under pooling rules. In September, 1997 the Company released Guard Dog Deluxe, a personal security and privacy product for internet users.

  On September 30, 1997, the Company acquired certain rights from ServiceWare, Inc. which included access and resale rights to certain ServiceWare technology. This transaction was accounted for largely as in process research and development and was expensed during the quarter ended September 30, 1997.

  Revenues are generated from sales of software to distributors, resellers and end-users and are recognized upon shipment of products, net of provisions for estimated future returns and price protection, provided that no significant vendor obligations remain and collection of accounts receivable is deemed to be probable. With the introduction of First Aid 95 in September 1995, CyberMedia implemented a policy of offering customers updates to certain of its products over the Internet at no additional cost. The Company has for all periods deferred a portion of all First Aid, Oil Change, UnInstaller Guard Dog Deluxe and CSS revenue ratably over estimated update periods, generally one year from the date of sale. Under SOP 97-2, adopted by the Company effective January 1, 1998, the Company will maintain this policy for its First Aid, UnInstaller Guard Dog Deluxe and CSS products. Because Oil Change has a subscription renewal program which is separately available one-year after the initial purchase of the product, effective January 1, 1998, the Company increased the deferral amount on sales of this product to more properly reflect such subscription use. At June 30, 1998 the Company's balance sheet included $3.8 million of unearned revenues which will be recognized ratably over the estimated update or in the case of Oil Change, subscription periods, generally one year. To the extent that revenues from these products grow on a quarterly basis, the total amount of deferred revenue may increase and be reported on the balance sheet as unearned revenue.

  The Company monitors the levels of purchases and returns on a product by product and customer by customer basis. Sales are made subject to certain rights of return and reserves are established at time of shipment for potential future return of product based on product history, analysis of retail sell-through and other factors. In addition, the Company may on occasion grant price protection to distributors to 1) enhance sell-through of an older version of it's products, prior to a new release, or 2) respond to market pressures on pricing where appropriate.

  During the first quarter of 1998, the Company worked with its major distributors to adjust inventory levels and reduce their accounts receivable balances. As a result, the Company authorized returns in the first quarter of 1998 of $11.5 million all of which was received by June 30, 1998 and charged to the reserve for returns. After such returns and additional reserves provided during the first six months of 1998, the allowance for returns balance as of June 30, 1998 was $7.4 million. To further facilitate the reduction of accounts receivable balances, and channel inventory levels, the Company shipped only minimal amounts of product to distributors during the first two quarters of 1998. This reduced revenue for the first and second quarters of 1998 by significant amounts and contributed to the significant losses reported in both quarters.

  In accordance with Statement of Financial Accounting Standards No. 86, the Company is required to capitalize eligible computer software development costs upon the achievement of technological feasibility, subject to net realizable value considerations. To date, the Company has charged all such costs to product development expenses because such costs have not been material.

RESULTS OF OPERATIONS

  The following table sets forth, as a percentage of net revenues, statement of operations data for the periods indicated:

                                                                     THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                          JUNE 30,                JUNE 30,
                                                                     -----------------       -----------------
                                                                      1998        1997       1998         1997
                                                                     -----       -----       -----       -----
         Net revenues ........................................       100.0%      100.0%      100.0%      100.0%
         Cost of revenues ....................................        52.5        19.0        41.3        21.9
                                                                     -----       -----       -----       -----
           Gross profit ......................................        47.5        81.0        58.7        78.1
         Operating expenses:
           Research and development ..........................        41.6        13.4        49.9        11.6
           Sales and marketing ...............................       151.5        46.9       215.9        48.0
           General and administrative ........................        56.3         8.2        59.5         7.1
           One-time-in-process R&D and acquisition expenses...         0.0        44.4         0.0        24.6
                                                                    ------       -----      ------       -----

              Total operating expenses .......................       249.4       112.9       325.3        91.3
                                                                    ------       -----      ------       -----
              Loss from operations ...........................      (201.9)      (31.9)     (266.6)      (13.2)
         Other income (expense) ..............................        (0.3)        1.9         2.5         2.5
                                                                    ------       -----      ------       -----
              Loss before income taxes .......................      (202.2)      (30.0)     (264.1)      (10.7)
         Income tax expense ..................................        --           2.8          .1         3.8
                                                                    ------       -----      ------       -----
              Net loss .......................................      (202.2)%     (32.8)%    (264.2)%     (14.5)%
                                                                    ======       =====      ======       =====

  Net Revenues. Net revenues decreased 71% to $5.9 million in the three months ended June 30, 1998 from $20.4 million in the three months ended June 30, 1997. For the six month period ended June 30, 1998, net revenues decreased 71% to $10.6 million from $37.0 million in the same period in 1997. The

Company's net revenues consist of license fees for its software products, less provision for returns and allowances. The Company sells its products primarily to distributors for resale to retailers as well as directly to consumers through direct mail, the Internet and through software catalogs. The decrease in net revenues during the period was largely attributable to significantly smaller orders placed by the Company's distributors during the first and second quarters of 1998. During the second quarter, the Company continued to work with its major distributors on analysis and assessment of inventories at distribution, and sell-through of its products. Inventories of the Company's products held by distributors as measured in number of days of sales at current sell-through rates, at March 31, 1998 and June 30, 1998 were significantly lower than at December 31, 1997. In addition, the Company provided price protection on its UnInstaller product during the first and second quarters of 1998, which increased the provision for returns and allowances. Also in the second quarter of 1998, the software industry in general, experienced a slowdown of product moving from retailers to end-users which the Company believes was in part caused by uncertainty related to the launch of Microsoft Windows '98. While the slowdown in sales from retail to end-users doesn't have an immediate effect on orders placed, it does impact analysis of inventory levels and therefore, reserve and provision levels.

  Net revenue from international sales accounted for approximately 0% and 21% of net revenues for the three months ended June 30, 1998 and 1997 respectively. For the six month periods ended June 30, 1998 and 1997, the percentage of net revenues from international sales was approximately 7.5% and 18.5%, respectively. The decrease in international revenues from the second quarter of 1997 to the second quarter of 1998 was due to increases to the reserve for returns resulting from inventory and reserve analysis in Europe as well as a
significant reduction in Japanese business.   The Company denominates certain
international sales in local currencies, primarily in Europe. As a result, the Company is subject to the risks associated with fluctuations in currency exchange rates. The Company does not currently engage in hedging transactions and there can be no assurance that it will not incur significant losses related to currency fluctuations. Risks inherent in the Company's international sales generally include the impact of such fluctuating exchange rates, longer payment cycles, unexpected changes in regulatory requirements, seasonality due to the slowdown in European business activity during the third quarter, and tariffs and other trade barriers. There can be no assurance that these factors will not have a material adverse effect on the Company's future business, financial condition and results of operations.

  Cost of Revenues. Cost of revenues were $3.1 million and $3.9 million for the three month periods ended June 30, 1998 and 1997, respectively. For the six months ended June 30, 1998, cost of revenues decreased to $4.4 million from $8.1 million for the same period in 1997. Cost of revenues consists primarily of the cost of product media, product duplication, documentation and order fulfillment and royalties. The decreases in cost of revenues were due primarily to decreased unit shipments of the Company's products during the first half of 1998 as compared to the same period in 1997.

  Gross Margin. Gross margins were 47.5% and 81% in the three months ended June 30, 1998 and 1997, respectively. For the six month periods ended June 30, 1998 and 1997, gross margins were 58.7% and 78%, respectively. Gross margin decreased significantly during the quarter and six months ended June 30, 1998 compared to the same period a year ago, due to greater than anticipated scrap from the large product returns the Company accepted in the period, slightly higher than normal bill of material costs related to free add-in items for certain of the Company's products, and the effect of higher per unit costs associated with fulfillment and assembly on lower volumes and revenues.

  Research and Development. Research and development expenses decreased by 10.7% from $2.7 million in the three months ended June 30, 1997 to $2.4 million in the same period in 1998, representing 13%, and 42% of net revenues in these quarters, respectively. For the six months ended June 30, 1998, research and development expenses were $5.3 million (50% of net revenues) compared to $4.3 million (12% of net revenue) for the same period in 1997. Research and development expenses consist primarily of personnel costs and, to a lesser extent, payment to third parties for contract services, required to conduct the Company's development efforts. The decrease in research and development expenses was primarily attributable to a decrease in usage of outside consultants partially offset by an increase in personnel from 84 in the second quarter of 1997 to 89 in the same period in 1998. The increase in research and development expenses as a percent of revenue was primarily due to the decrease in revenue in the three and six months ended June 30, 1998 as compared to the same periods in 1997. The Company believes that significant investments in product development are required to remain competitive.

  Sales and Marketing. Sales and marketing expenses decreased slightly from $9.6 million in the three months ended June 30, 1997 to $8.9 million in the same period of 1998, representing 47% and 152% of net revenues in these periods, respectively. Sales and marketing expenses for the six months June 30, 1998 were $22.8 million (216% of net revenues) compared to $17.7 million (48% of net revenues) for the same period of 1997. Sales and marketing expenses consist primarily of costs of all sales and marketing personnel, sales commissions, co-op and other advertising costs, postage and printing costs associated with direct mail solicitations, package design costs, trade show costs and costs of preparing promotional materials. The decreases in the dollar amount of sales and marketing expenses in the three months ended June 30, 1998, compared to the same period in 1997, were due primarily to decreases in sales promotion programs and commissions earned by sales people during the second quarter of 1998 partially offset by an increase in personnel. The increase in sales and marketing expenses from the six months ending in June of 1997 to the six months ending in June of 1998 was primarily due to increases in sales and marketing personnel and programs between the first quarter of 1997 and 1998. Sales and marketing headcount grew from 62 to 101 between the first quarter of 1997 and the first quarter of 1998, then was reduced to 81 at the end of the second quarter of 1998. The increase in sales and marketing expenses as a percent of revenue was due primarily to the decrease in revenue between the respective periods in 1997 and 1998.

  General and Administrative. General and administrative expenses increased from $1.7 million in the three month period ended June 30, 1997 to $3.3 million in the same period in 1998, representing 8% and 56% of net revenues in these periods, respectively. General and administrative expenses consist primarily of personnel costs for finance, administration, operations and general management, as well as legal and accounting expenses. The increase in the dollar amount of general and administrative expenses from the second quarter of 1997 to the second quarter of 1998 was due primarily to an increase in legal expenses related to pending lawsuits. In addition, the Company continued to experience growth in the infrastructure of the Company's finance, administrative and operations groups in order to support the Company's
operations.   Headcount in these areas increased from 45 to 51 from the second quarter of 1997 to the second quarter of 1998. The increase in general and administrative expenses as a percent of revenue was due both to the decrease in revenue between the second quarter of 1997 and the same period in 1998 and an
increase in expenses for these same periods.   General and administrative
expenses increased from $2.6 million in the six months ended June 30, 1997 to $6.3 million in the same period in 1998. The increase was due to legal expenses incurred due to pending lawsuits, recognized compensation expense related to accelerated vesting of stock options to certain founders and executives of the Company who resigned during the first quarter of 1998 and growth in the Company's infrastructure.

  Other Income(expense), net. Other income (expense), net was $(19,000) and $398,000 in the three month periods ended June 30, 1998 and 1997, respectively. For the six month periods ended June 30, 1998 and 1997, other income (expense) net was $261,000 and $919,000, respectively. Other income (expense), net consists of interest income and interest expense and currency related losses and gains. The decrease in other income (expense), net from the second quarter of 1997 to the second quarter of 1998 and six months ended June 30, 1997 and 1998, were due primarily to a reduction in interest income due to a smaller invested balance of cash during the latter period and to a lesser extent, foreign currency losses and the loss on the sale of the Company's Japanese subsidiary during these three months ended June 30, 1998.

  Provision for Income Taxes. The provision for income taxes includes estimated foreign taxes attributable to activities during the six months ended June 30, 1998. In addition, the provision for income taxes for the three month period ended June 30, 1997 includes the foreign tax provision recorded on a large sale of product by the Company's Japanese subsidiary. The Company had federal and state net operating loss carry- forwards of approximately $3.1 million at December 31, 1997. These loss carry-forwards expire at various dates beginning in the year 2006 and are subject to certain limitations as prescribed by
Section 382 of the Internal Revenue Code of 1986, as amended. The Company has not reflected deferred tax assets for these losses as realization of the deferred tax asset is not more likely than not due to the lack of a consistent history of profitable operations. The recorded deferred tax assets relate to refunds associated with loss carryback provisions of the tax code which will be due the Company for previous taxes paid.

Liquidity and Capital Resources

  Initially, the Company financed its operations primarily through private sales of Preferred Stock totaling $10.5 million. Furthermore, in October 1996, the Company completed an initial public offering of 3,250,000 shares of Common Stock at $16.00 per share. Net proceeds to the Company were approximately $41.5 million. In the first six months of 1997 and 1998, the Company used $9.1 million and $13.4 million of cash, respectively, in operating activities. During the six months ended June 30, 1997, the Company used net cash in operating activities principally to support increases in accounts receivable associated with increased net revenues. During the six months ended June 30, 1998 the Company's use of cash to support the loss in such period and to pay 1997 taxes was partially offset by collections on outstanding accounts receivables.

  In the first six months of 1997 and 1998, the Company's investing activities consisted of purchases of furniture, fixtures and equipment, primarily PCs, and accessories in the amount of $986,000 and $890,000, respectively. In addition, during the first six months of 1998, $1.0 million of marketable securities matured and were transferred to cash and cash equivalents. At June 30, 1998, the Company had no material commitments for capital expenditures.

  To date, the Company has not invested in derivative securities or any other financial instruments that involve a high level of complexity or risk. Management expects that in the future cash in excess of current requirements will be invested in short-term, interest-bearing, investment grade securities.

  At June 30, 1998, the Company had $12.8 million in cash and cash equivalents, and $6.4 million in working capital. The Company also has available a non-recourse financing arrangement under which it has borrowed no money since September 1997 and no balances have been outstanding since January 1998. At June 30, 1998 the Company had commitments for cash outlays of approximately $2.7 million associated with the acquisition of MicroHelp UnInstaller and technology from ServiceWare Inc., payable over the next 12 months. Subsequent to June 30, 1998 approximately $350,000 of this obligation has been paid. On July 28, 1998, a $10 million loan was provided by Network Associates to the Company. The Company believes that its current cash balances including the $10 million loan, cash available under its current financing arrangement and cash flow from operations, if any, will be sufficient to meet these needs as well as its other working capital and capital expenditure requirements for at least the next 12 months. The Company also believes that additional debt or equity financing will be available to it should the need arise. The Company does expect its cash and cash equivalent balances to decrease in the next few quarters due to the lower levels of revenues generated in the fourth quarter of 1997 and the first and second quarters of 1998, and the reduced amounts of cash collections which will result.

  The Company recognizes that some of its internally used computer systems and programs have not yet been certified by supplying vendors as being Year 2000 compliant. The Company has appointed a Year 2000 compliance committee to determine the extent to which it is vulnerable to such date truncation problems. The committee provides updates on a monthly basis with respect to each software program used by the Company and its current compliance status. Currently, 60% of the Company's existing software is in the testing stage, 22% is compliant and 18% is compliant with minor issues. There can be no guarantee that the systems of the Company's suppliers, distributors and others upon which the Company's systems and/or personnel rely will be timely converted, or that a failure to convert or an incompatible conversion by one of these parties might not have a material adverse effect on the Company. The Company does not yet have an estimate of the future costs associated with Year 2000 compliance work, although costs incurred to date have not been material.

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

The Company currently does not have a contingency plan in the unlikely event existing software is not Year 2000 compliant by the year 2000. The Company believes a contingency plan could be created by December 31, 1999, should the need arise.

Factors Effecting Operating Results

  Limited Operating History and History of Operating Losses. The Company has only a limited operating history upon which to base an evaluation of its business and prospects. The Company commenced operations in November 1991 and introduced its first automatic service and support product, Win Win, in 1993. The Company introduced the first Windows 95 compatible version of its First Aid product line in September 1995. During 1996, both the Company's net revenues and operating expenses, particularly sales and marketing expenditures, increased rapidly compared to prior periods. From inception to June 30, 1998 the Company generated net sales of approximately $125.4 million, of which $120.3 million, or 96% of such amount, was generated in the thirty months ended June 30, 1998. The Company has incurred net losses in each of the last five fiscal years, resulting in an accumulated deficit of $48.7 million at June 30, 1998. In addition, since 1992, the Company's operating expenses have increased significantly as a result of efforts to expand its sales and marketing operations, including international sales, to fund greater levels of product development and to increase its administrative infrastructure. The Company's net revenues in 1997 increased 85% over the net revenues for the same period in 1996. This increase was attributable in part, to sales of software products, the rights to which were Company acquisitions in 1997. There can be no assurance that the Company's net revenues will increase from the level experienced in 1997 or that net revenues will not decline sequentially as they did in the fourth quarter of 1997 and the first half of 1998. The Company anticipates that in the future it may make significant investments in its operations, particularly to develop and introduce new products, to support sales activities, to expand into new markets such as enterprise, international and OEM and that as a result, operating expenses may increase significantly. If net revenues do not increase correspondingly, the Company is likely to continue to incur net losses and its financial condition could be materially adversely effected. The Company has not yet achieved profitability on an annual basis, and there can be no assurance that the Company will achieve or sustain profitability on a quarterly or annual basis. Furthermore, operating results for future periods are subject to numerous uncertainties. The Company's prospects must be considered in light of the risks encountered by companies with limited operating histories, particularly companies in new and rapidly evolving markets. While the Company believes that it has sufficient cash resources to meet its obligations for the next twelve months, no assurance exists that current cash and cash equivalent balances, and cash from operations, if any, and existing credit lines will be sufficient to fund future operations of the Company or that outside sources of funds will be available
when and if such funds are needed.   In addition, the Company's future
operating results will depend upon, among other factors, the demand for the Company's software products, the level of product and price competition, the Company's success in expanding its direct and indirect distribution channels, in attracting and retaining motivated and qualified personnel, the ability of the Company to expand its international sales, develop and market new products and product upgrades and manage product transitions, the ability of the Company to control costs, the growth of activity on the Internet and the World Wide Web (the "Web"), and general economic conditions. Many of these factors are beyond the Company's control. If the Company is not successful in addressing such risks, the Company could be materially adversely effected.

  Risk of Product Returns. The Company's business includes a substantial risk of product returns from distributors, retailers and end users, either through the exercise of contractual return rights or as a result of the Company's policy of assisting customers in balancing and updating inventories. Individual end users may return products within 60 days of the date of purchase for a full refund. Most retailers and distributors also have the ability to return products for a full refund. The rate of product returns may increase because of a variety of factors, including competitors' promotional or other activities, an increase in the proportion of the Company's business attributable to mass merchandisers, overstocking by the Company's distributors or retailers due to unrealized demand for new products, or a decline in demand for the Company's products as compared to historical levels. As the Company introduces new products and enters new markets where the Company has had limited experience, the risk of product returns may increase. In particular, the Company has recently released First Aid 98, Guard Dog Deluxe and UnInstaller Deluxe. In addition, in the event that the Company's packaging is claimed to infringe on the intellectual property rights of third parties, the Company could be required to recall its distributed products for repackaging, or to cease shipping product in its current packaging, which could materially adversely effect the business, results of operations and financial condition of the Company. In particular, the Company agreed to change the packaging of its UnInstaller product after February 1998. To the extent this product is returned after that date, such product may not be resold.

  Although the Company establishes reserves based on estimated future returns of products and price protection, taking into account the timing of new product introductions, promotional activities, distributor and retailer inventories of the Company's products and other factors, there can be no assurance that actual levels of returns and price protection will not significantly exceed amounts anticipated by the Company. There can be no assurance that the level of
returns will not significantly increase in the future.   Particularly in light
of recent new product introductions, any material increase in the level of returns could materially adversely effect the Company's business, results of operations and financial condition.

  During the first half of 1998, the Company worked with its major distributors to adjust inventory levels and reduce their accounts receivable balances. As a result, the Company authorized returns in the first quarter of 1998 of $11.5 million, all of which was received by June 30, 1998 and charged to the reserve for returns. After returns and additional reserves provided during the first six months of 1998, the allowance for returns balance as of June 30, 1998 was $7.4 million. To further facilitate the reduction of accounts receivable balances, and channel inventory levels, the Company shipped only small amounts of product to distributors during the first quarter of 1998. These actions reduced revenue for the first six months of 1998 and contributed to the significant losses reported in both quarters.

  Potential Fluctuations in Quarterly Results. The Company's quarterly operating results have fluctuated in the past and are expected to fluctuate significantly in the future. These fluctuations may arise as a result of a number of factors, including the number and timing of new product introductions, upgrades and product enhancements by the Company or its competitors, purchasing patterns of distributors and customers, marketing and promotional programs, pricing and other competitive pressures, order deferrals and product returns in anticipation of new products or upgrades to existing products, the mix of distribution channels through which the Company's products are sold, the Company's decisions regarding hiring and other expenses, market acceptance of the Company's products, market acceptance of commerce over the Internet, technological limitations of the Internet, the developing nature of the market for the Company's products, general economic conditions and other factors. The Company generally ships products as orders are received and, accordingly, the Company has historically operated with relatively little backlog. As a result, quarterly revenues will depend predominantly on the volume and timing of orders received during a particular quarter, both of which
are difficult to forecast.   In fact, the Company typically generates a large
percentage of its quarterly revenues during the last few weeks of the quarter. A significant portion of the Company's operating expenses are relatively fixed in the short term, and planned expenditures are based on sales forecasts. To the extent that such expenses precede forecasted net revenues, the Company's business, results of operations and financial condition could be materially adversely effected. In addition, the consumer software industry in which the Company operates has seasonal elements. In recent years, the consumer software industry has experienced lower demand in the summer months relative to other periods. If net revenues fall below the Company's expectations, expenditure levels as a percentage of total net revenues could be disproportionately high, and operating results could be immediately and adversely effected. The Company believes that period- to-period comparisons of its operating results are difficult and should not be relied upon as any indication of future performance. Due to the foregoing factors, among others, it is likely that the Company's future quarterly operating results from time to time will not meet the expectations of securities analysts or investors, which may have an adverse effect on the price of the Company's common stock.

  Management of Growth; Dependence on Key Personnel. The Company's business has changed rapidly during the past two years and such changes have placed and, if sustained, will continue to place, significant demands on the Company's management and resources. The Company has significantly increased the scale of its operations to support increased sales volumes and to address critical infrastructure and other requirements. This increase included substantial investments in sales and marketing to support sales activities and the hiring of a number of new employees, which have resulted in higher operating expenses. Between December 1, 1995 and June 30, 1998, the number of Company employees increased from approximately 20 to approximately
221. Subsequent to December 31, 1997 the Company's Chief Executive Officer and Chief Financial Officer resigned. The Company has found replacements for these positions and has entered into employment agreements with these executive officers in order to help assure their retention by the Company. However, there can be no assurance that any such employment agreements will sufficiently incent such executive officers to remain with the Company. The Company does not maintain any key person insurance policies on the lives of any of its executive officers. The Company's ability to manage any future growth, should it occur, will depend upon the Company's ability to retain these individuals and other executives, as well as the successful expansion of its sales, marketing, research and development, customer support and administrative infrastructure. There can be no assurance that the Company will be able to attract, manage and retain additional personnel to support any future growth or will not experience significant problems with respect to any infrastructure expansion or the attempted implementation of systems, procedures and controls. Any failure in one or more of these areas could have a material adverse effect on the Company's business, results of operations and financial condition.

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

  Product Concentration; Risks Associated with First Aid Upgrades. During 1996, 1997 and the first six months of 1998, over 90% over 75% and over 32%, respectively, of the Company's net revenues were attributable to sales of its
First Aid products.   Although the Company anticipates that sales of its First
Aid products will account for a substantial portion of its net revenues in the future, the Company believes that sales of its new products such as Oil Change, UnInstaller, Guard Dog Deluxe and CSS also will contribute significantly. The Company's future financial performance will depend in large part on the successful development, introduction and customer acceptance of UnInstaller, Guard Dog Deluxe, Oil Change and other new product offerings and enhanced versions of the Company's products including CyberMedia Support Server, the first offering in the Company's enterprise product line. A decline in the demand for First Aid or other ActiveHelp products, failure to achieve market acceptance of upgrades to such products or failure of net revenues derived from such products to meet the Company's expectations, whether as a result of competition, technological change or other factors, could have a material adverse effect on the Company's business, results of operations and financial condition.

  Competition. The PC software industry is intensely competitive and characterized by short product life cycles and frequent new product introductions. The Company competes with software companies of varying sizes and resources, including Network Associates Inc., Symantec Corp., Quarterdeck Corporation, SystemSoft Corporation and others. Furthermore, the Company may compete with other companies that introduce automatic service and support, security and anti-virus protection software products. Moreover, there are no proprietary barriers to entry that could keep existing and potential competitors from developing similar products or selling competing products in the Company's markets. To the extent that the Company's competitors bundle their software products with leading hardware, application software or operating system vendors, or if one or more of the operating system vendors, such as Microsoft, IBM, Intel or others succeeds in incorporating functionality comparable, or perceived as comparable, to that offered by the Company in its products, (or separately offers comparable products), the Company's business, results of operation and financial condition could be materially adversely effected. There can be no assurance that the Company will be able to compete successfully with existing or potential competitors. In particular, Microsoft's "Zero Administration for Windows" initiative is a collection of technologies from Microsoft that make the Windows family of systems easier to use for the consumer and easier to manage for IS administrators. There can be no assurance that any such initiative by Microsoft or others would not render the Company's products uncompetitive or obsolete. Furthermore there can be no assurance that other current or potential competitors with longer operating histories, significantly greater financial, technical, marketing or other resources, significantly greater name recognition or a larger installed base of customers than the Company will not introduce products comparable, or perceived as comparable to those of the Company. Increased competition may result in the loss of shelf space or a reduction in demand or sell-through of the Company's products, any of which could have a material adverse effect on the Company's business, results of operations and financial condition.

The Company also expects that competition will increase as a result of software industry consolidations. In addition, current and potential competitors have established, or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address the needs of the Company's prospective customers. Accordingly, it is possible that current and potential competitors or alliances among competitors may emerge and rapidly acquire significant market share. Increased competition may result in price reductions, reduced gross margins, and loss of market share, any of which could have a material adverse effect on the Company's business, operating results and financial condition. In addition, the Company provides price protection to its distributors in the event the Company reduces its prices. There can be no assurance that the Company will be able to compete successfully against current and future competitors or that competitive pressures faced by the Company will not materially and adversely effect its business, financial condition or results of operations.

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

  Dependence on Distribution Channels. The Company currently sells its products primarily through distributors for resale to the retail channel. Sales to such distributors accounted for approximately 69%, 66% and 56%, respectively, of the Company's net revenues in 1996, 1997, and the first six months of 1998.

  Sales to a limited number of distributors have constituted and are expected to continue to constitute a substantial portion of the Company's net revenues. Sales to the Company's top two distributors accounted for approximately 25% and 25%, respectively, of the Company's net revenues in 1996, 25% and 25%, respectively, of the Company's net revenues in 1997 and approximately 30% and 20% of the Company's net revenues in the six months ended June 30, 1998. No other single customer accounted for more than 10% of net revenues in any of the periods discussed above. The loss of, or reduction in, orders from any of these distributors could have a material adverse effect on the Company's business, results of operations and financial condition. Historically, margins for distributors in the PC software industry have been low, competition has been intense and distributors have relied on timely payments from their customers. Financial difficulties of any distributors could render the Company's associated accounts receivable uncollectible, which could have a material adverse effect on the Company's business, results of operations and financial condition. In addition, any special distribution arrangements or product pricing arrangements that the Company may implement for strategic purposes in one or more of its distribution channels could materially adversely effect its margins.

  The distribution channels through which consumer software products are sold have been characterized by rapid change, including consolidations and financial difficulties of certain distributors and retailers and the emergence of new retailers such as general mass merchandisers. In addition, due to an increase in the number of software applications, there are an increasing number of companies competing for access to these channels. Retailers of the Company's products typically have a limited amount of shelf space and promotional resources, and there is intense competition for high quality and adequate levels of shelf space and promotional support from the retailers. The Company believes this competition for shelf space will increase in the near term as competitors introduce new automatic service and support software. There can be no assurance that retailers will continue to purchase the Company's products or provide the Company's products with adequate levels of shelf space and promotional support, the lack of which could have a material adverse effect on the Company's business, results of operations and financial condition. The Company has entered into and seeks to continue to establish strategic alliances with third-party vendors to increase and vary the distribution of its automatic service and support products. To date, none of these agreements or strategic alliances has generated significant revenue and there can be no assurance that any of these agreements or strategic alliances will be a material source of revenues for the Company. In addition, there can be no assurance that these agreements and alliances will not be amended or terminated prior to their expiration due to changed commercial conditions or other such reasons.

   Net revenues from direct mail sales in 1997 and the second half of 1998 represented approximately 8% and 3% of net revenues in each of these periods, respectively. Sales from direct mail, which comprise a large proportion of direct sales, have historically operated at lower profitability levels than sales through distributors. Accordingly, quarterly shifts in the mix of sales through distributors and through direct sales could cause fluctuations in the Company's profitability. There can be no assurance that the mix of sales or the relative profitability by distribution channel will remain at current levels in the future.

  Dependence on Microsoft Windows and Windows NT. The Company's success is dependent on the continued widespread use of the Windows and Windows NT operating systems for PCs. The Company's ActiveHelp products are designed to automatically detect, diagnose and resolve common problems in the Windows and Windows NT operating environment. Although Windows operating systems are currently used by many PC users, other companies, including International Business Machines Corporation and Apple Computer, Inc., and Sun Microsystems, Inc., have developed or are developing other operating systems that compete, or will compete, with Windows. In the event that any of these alternative operating systems become widely accepted in the PC marketplace, demand for the Company's products could be adversely effected, thereby materially adversely effecting the Company's business, results of operations and financial condition. In addition, Microsoft may introduce a new operating system to replace Windows or could incorporate some or many of the key features of the Company's products in new versions of its operating systems, thereby eliminating the need for users to purchase the Company's products. Specifically, the Company expects Microsoft to release Windows '98 in calendar 1998. To the extent that the Company's products are not compatible with Windows '98, the Company may need to significantly update its products. In addition the Company may experience significant returns of older versions of its products. The inability to adapt current products or to develop new products for use with any new operating systems on a timely basis, or the delay in the introduction of new Microsoft operating systems or new versions of operating systems, could have a material adverse effect on the Company's business, results of operations and financial condition.

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

  Developing Market. The Company's products address the new and rapidly evolving market for automatic service and support software. The market for automatic service and support software products has only recently begun to develop and is characterized by an increasing number of existing and potential market entrants who are in the process of introducing or developing automatic service and support software. As is typical in the case of a new and rapidly evolving market, the demand and market acceptance for recently introduced products are subject to a high level of uncertainty and risk. It is difficult to predict the future growth rate and size of this market. There can be no assurance that the market for the Company's products will develop, that demand for the Company's products or for automatic service and support and

Internet privacy and security software products in general will increase or that the rate of growth of this demand will be sustainable or will not decrease. The Company's ability to develop and successfully market additional products depends substantially on the acceptance of automatic service and support software by individual and corporate users as an effective means of addressing their technical support requirements and the acceptance of Internet privacy and security software as an effective means of protecting their critical and sensitive information. If the market fails to develop, develops more slowly than expected or becomes saturated with competitors, or if the Company's products do not achieve or sustain market acceptance, the Company's business, results of operations and financial condition could be materially adversely effected.

  New Product Development and Technological Change. Substantially all of the Company's net revenues have been derived, and substantially all of the Company's future net revenues are expected to be derived, from the sale of its automatic service and support software products. The market for automatic service and support software products is characterized by rapid technological advances, evolving industry standards in computer hardware and software technology and frequent new product introductions and enhancements. The Company's products must be continually updated to address the new and evolving technical support requirements of third-party hardware and software. Failure to anticipate technical difficulties that arise from use of these third-party products and incorporate solutions to such difficulties into the Company's products could have a material adverse effect on continued market acceptance of the Company's products. The Company's ability to design, develop, test and support on a timely basis new software products, updates and enhancements that respond to technological developments and emerging industry standards in the Company's current market as well as new markets such as the enterprise market is critical to the Company's future success. There can be no assurance that the Company will be successful in such efforts or that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of new products and enhancements, or that its new products, upgrades and enhancements will adequately meet the requirements of the marketplace and achieve market acceptance. The introduction of new products, upgrades or enhanced versions of existing products is subject to the risk of development delays due to resource constraints, technological change and other factors. In addition, the Company may encounter difficulties or delays in developing products for the enterprise market in which the technical and functional requirements for products are different from and often more complex than those in the retail market. If the Company is unable to develop on a timely basis, new software products, upgrades or enhancements to existing products or if such new products, upgrades or enhancements do not achieve market acceptance, the Company's business, results of operations and financial condition could be materially adversely effected.

  The Company supplements its in-house product development by engaging work-for-hire software engineers in India. In addition, the Company from time to time engages other software engineers on a contract basis. Any loss of the services of these engineers due to political or economic instability or for any other reason could adversely effect the Company's product development efforts and thereby could materially adversely effect the Company's business, results of operations and financial condition.

  Dependence on the Internet. The commercial viability of the Company's products and the Company's ability to execute its strategy to leverage the Internet as a platform for its products and services are dependent upon the continued development and acceptance of the Internet. In addition, the Company's future success may be dependent upon continued growth in the use of the Internet in order to support the distribution of products and future upgrades. The use of the Internet as a distribution channel is new and unproven and represents a significant departure from traditional distribution methods employed by software companies. Critical issues concerning the commercial use of the Internet (including security, reliability, cost, ease of use, accessibility, speed and potential tax or other government regulation) remain unresolved and may effect the use of the Internet as a medium to support the functionality of the Company's products as well as to distribute software. There can be no assurance that the use of the Internet will remain effective for either current or future products. The failure of the development and acceptance of the Internet could have a material adverse effect on the Company's business, results of operations and financial condition. The Company's future success depends, in part, upon the future growth of the Internet for commercial transactions. There can be no assurance that communication or commerce over the Internet will become widespread and it is not known whether this market will develop to the extent necessary to sustain or increase the demand for the Company's products sold via electronic commerce. The Internet may not prove to be a viable commercial marketplace for a number of reasons, including inadequate communications bandwidth and a lack of secure payment mechanisms. To the extent that the Internet continues to experience significant growth in the number of users and level of use, there can be no assurance that the Internet infrastructure will continue to be able to support the demands placed upon it. Moreover, the Internet could lose its viability due to delays in the development or adoption of new standards and protocols required to handle increased levels of Internet activity or due to increased governmental regulation. Changes in or insufficient availability of telecommunications services to support the Internet also could result in slower response times which might adversely effect customers' ability or willingness to access the Company's products or upgrades over the Internet. In addition, the security and privacy concerns of existing and potential customers, as well as concerns related to computer viruses, may inhibit the growth of the Internet marketplace generally and the customer base for the Company's products in particular. If use of the Internet does not continue to grow, if the Internet infrastructure does not effectively support customer demand or if hardware and software vendors do not continue to post updates and patches on the Internet, the Company's business, results of operations and financial condition could be materially adversely effected.

  Limited Protection of Proprietary Rights. The Company's success is heavily dependent upon its proprietary software. The Company relies primarily on a combination of copyright, trademark and trade secret laws, employee confidentiality and nondisclosure agreements, third-party nondisclosure agreements and other methods of protection common in the consumer software industry to protect its proprietary rights. The Company licenses its products primarily under "shrink wrap" license agreements that are not signed by licensees and therefore may be unenforceable under the laws of certain jurisdictions. In addition, the Company has two United States patent applications pending and intends to seek international and additional United States patents on its technology. There can be no assurance that patents will issue from the Company's pending applications or that any claims allowed from the pending patent applications or those hereafter filed will be of sufficient scope or strength, or be issued in all countries where the Company's products can be sold, to provide meaningful protection or any commercial advantage to the Company or that any patents which may be issued to the Company will not be challenged and invalidated. Although from time to time the Company obtains copyright registrations on certain items of its technology, existing copyright laws provide only limited protection. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use the Company's products or technology that the Company considers proprietary, and third parties may develop similar technology independently. Furthermore, there can be no assurance that others will not infringe the Company's intellectual property rights. Policing unauthorized use of the Company's products is difficult, and while the Company is unable to determine the extent to which piracy of its software products exists, software piracy can be expected to be a persistent problem. There can be no assurance that the Company can meaningfully protect its proprietary rights. A failure by the Company to meaningfully protect its intellectual property rights could have a material adverse effect on the Company's business, financial condition and results of operations. The Company also relies in part, on technology licenses from third parties. In the event that such licenses are terminated, the Company would need to license similar technology from alternative sources or develop its own technology. In the event that the Company could not license such similar technology on commercially viable terms or otherwise successfully develop its own technology, the Company's business, results of operations and financial condition could be materially adversely effected. In addition, there can be no assurance that the Company's competitors will not independently develop technologies and products that are substantially equivalent or superior to those of the Company without violating the Company's proprietary rights, the commercialization of which could have a material adverse effect on the Company's business, results of operations and financial condition.

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

  System Interruption and Security Risks. The Company's ability to provide product functionality through the Internet is dependent on its ability to protect its system from interruption, whether by damage from fire, earthquake, power loss, telecommunications failure, unauthorized entry or other events beyond the Company's control. Most of the Company's computer equipment, including its processing equipment, is currently located at a single site. While the Company believes that its existing and planned precautions of redundant systems, regular data backups and other procedures are adequate to prevent any significant system outage or data loss, there can be no assurance that unanticipated problems will not cause such a failure or loss. Despite the implementation of security measures, the Company's infrastructure may also be vulnerable to computer viruses, hackers or similar disruptive problems caused by its customers, employees or other Internet users. Any damage or failure that causes interruptions in the Company's operations could have a material adverse effect on the Company's business, results of operations and financial condition. Computer break-ins and other disruptions could jeopardize the security of information stored in and transmitted through the computer systems of the individuals and businesses utilizing the Company's products, which could result in significant liability to the Company and also may deter customers and potential customers from using the Company's services. Persistent problems continue to effect public and private data networks. For example, in a number of networks, hackers have bypassed network security and misappropriated confidential information.

  Volatility of Stock Price. The market price of the shares of the Company's Common Stock is likely to be highly volatile and could be subject to wide fluctuations in response to factors such as actual or anticipated variations in the Company's operating results, announcements of technological innovations, new products or new contracts by the Company or its competitors, third party reviews or awards on the Company's or its competitor's products, developments with respect to patents, copyrights or proprietary rights, changes in financial estimates by securities analysts, conditions and trends in the software and other technology industries, adoption of new accounting standards effecting the software industry, general market conditions and other factors. Further, the stock market has experienced extreme price and volume fluctuations that have particularly effected the market prices of equity securities of many high technology companies and that often have been unrelated or disproportionate to the operating performance of such companies. Declines in market prices generally may adversely effect the market price of the Company's Common Stock. The Company has been named as a defendant in a number of class action litigations which could result in substantial costs and a diversion of management attention and resources, which could have a material adverse effect on the Company's business, results of operations and financial condition.
There can be no assurance that additional actions will not be brought against the Company. On March 22, 1998, an amended complaint was filed, adding the Company as a defendant to a lawsuit filed on March 2, 1998 in Los Angeles Superior Court, against defendant Luckman Interactive Inc. by plaintiffs Mark Novisoff, Timothy O'Pry, Janet Van Pelt and Thomas Lynch. Prior to this, the Company was not a party to this lawsuit. These or other legal actions, as well as general economic, political and market conditions, such as recessions or international currency fluctuations, may adversely effect the market price of the Common Stock.

  Product Liability. The Company's software products may contain errors or failures. There can be no assurance that, despite testing by the Company and testing and use by current and potential customers, errors will not be found in new products after commencement of commercial shipments. The occurrence of any such errors could result in the loss of, or a delay in, market acceptance of the Company's products, which could have a material adverse effect on the Company's business, results of operations and financial condition. The Company's license agreements with its customers typically contain provisions designed to limit the Company's exposure to potential claims for damages. It is possible, however, that the limitation of liability provisions contained in the Company's license agreement may not be effective under the laws of certain jurisdictions. Although the Company has not experienced any such claims to date, the sale and support of the Company's products may entail the risk of such claims. While the Company has obtained insurance against product liability risks, there can be no assurance that such insurance will provide adequate coverage. The Company does not currently carry errors and omissions coverage which may protect against allegations that the Company's products have failed to perform adequately. Any such claims for damages brought against the Company could have a material adverse effect on the Company's business, results of operations and financial condition.

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

  Future acquisitions of or by the Company may result in the diversion of management's attention from the day-to-day operations of the Company's business and may include numerous other risks, including difficulties in the integration of the operations, products and personnel of the acquired companies. Further acquisitions by the Company also have the potential to result in dilutive issuances of equity securities, the incurrence of debt and amortization expense related to goodwill and other intangible assets. Company management frequently evaluates the strategic opportunities available to it and may in the near or long-term pursue acquisitions of complementary businesses, products or technologies.

  In July, 1998, a tender offer was initiated by Network Associates to acquire the Company. Should the tender offer not be completed, there is no assurance that such activities will not have an material adverse effect on the Company's ongoing business.

  Risks Associated With Global Operations. The Company is expanding its sales operations outside of the United States which will require significant management attention and financial resources, however, during the second quarter of 1998, net sales outside of the United States were zero due to increases in sales reserves. The Company's ability to expand its product sales internationally is dependent on the successful development of localized versions of the Company's products, establishment of distribution channels, acceptance of such products and the acceptance of the Internet internationally. The Company's products rely on a knowledge base that contains detailed information based on specific English language versions of third-party hardware and software applications. This knowledge base must be recreated for each foreign language version that is developed to support foreign releases of such third-party products, many of which have been modified from their United States releases. There can be no assurance that this task can be completed in a timely or cost-effective manner or that enough products can be supported to ensure customer acceptance. The Company believes that successful execution of a global strategy is critical to maintaining its current market position and competitive advantage. Failure to successfully expand its products to international markets could cause the Company to lose business to global competitors or prevent the development of strategic relationships with global hardware and software vendors.

  International operations are subject to a number of risks, including costs of customizing products for foreign countries, dependence on independent resellers, multiple and conflicting regulations regarding communications, use of data and control of Internet access, longer payment cycles, unexpected changes in regulatory requirements, import and export restrictions and tariffs, difficulties in staffing and managing foreign operations, potentially adverse tax consequences, the burdens of complying with a variety of foreign laws, the impact of possible recessionary environments in economies outside the United States and political and economic instability. An increase in the value of the United States dollar relative to foreign currencies could make the Company's products more expensive and, therefore, potentially less competitive in foreign markets. If the Company increases its international sales, its net revenues may also be effected to a greater extent by seasonal fluctuations resulting from lower sales that typically occur during the summer months in Europe and other parts of the world. Moreover, the laws of certain foreign countries in which the Company's products may be sold may not protect the Company's intellectual property rights to the same extent as do the laws of the United States, thus increasing the possibility of piracy of the Company's products.

  In addition, the European Monetary Union is embarking on a multi-year introduction and conversion to a common currency called the Euro. There can be no assurance that the Company can adopt or modify its systems and processes in a timely and cost effective manner to accept this new currency. Any delays or inability to conduct business using the Euro could materially effect the Company's business, results of operations and financial condition.

  Reliance on Outside Resources. The Company relies upon independent contractors to perform a number of tasks, including product duplication and packaging, reproduction of manuals and brochures and order fulfillment. The Company depends on these outside parties to perform such functions to the Company's specifications and quality standards. The Company currently does not have long-term agreements with any of these outside parties. The Company supplements its in-house product development by engaging work-for-hire software engineers in India. In addition the Company from time to time engages other software engineers on a contract basis. Although the Company believes that alternative resources exist or can be obtained, a disruption of the Company's relationship with any of these outside parties or the failure of these outside parties to continue to provide quality supplies and services on a timely basis could materially adversely effect the Company's business, results of operations and financial condition.

Anti-takeover Provisions. The Company's Board of Directors has the authority to issue up to 2,000,000 shares of Preferred Stock and to determine the price, rights, preferences, privileges, and restrictions, including voting rights, of those shares without any further vote or action by the stockholders. The rights of the holders of Common Stock will be subject to, and may be adversely effected by, the rights of holders of any Preferred Stock that may be issued in the future. The issuance of Preferred Stock may delay, defer or prevent a change in control of the Company. In addition, Section 203 of the Delaware General Corporation Law, to which the Company is subject, restricts certain business combinations with any "interested stockholder" as defined by such statute. The statute may delay, defer or prevent a change in control of the Company.

                           PART II: OTHER INFORMATION

Item 1. Legal Proceedings:

    In June 1997, the Company filed lawsuits in the U.S. District Court for the Northern District of Georgia against MicroBasic GmbH ("MicroBasic") and Roderick Manhattan Group, Ltd. ("RMG") demanding that they cease copying and distributing MicroHelp UnInstaller. MicroBasic filed a counterclaim in November 1997 alleging breach of contract, copyright infringement, unfair trade practices and unfair competition. The Company intends to defend against any and all claims and allegations. In addition, in June 1997, the Company filed a lawsuit in the Birmingham Mercantile Court, Great Britain, against RMG demanding payment for past due invoices.

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

  On March 11, 1998, defendants Symantec and ZebraSoft filed counterclaims against CyberMedia for slander, libel, product disparagement and related state law claims. Additionally, on June 4, 1998, the individual officers and directors filed counterclaims against the Company for defamation. The defendants' counterclaims seek unspecified money damages and injunctive relief. The Company believes that the claims asserted in the Counterclaims are without merit and intends to defend against them vigorously.

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

  On May 6, 1998 a shareholder class action complaint was filed against the Company and certain of its current and former officers and directors. The complaint, Barker v. CyberMedia, Inc., et al., No. SA CV98-401 AHS (Anx), was filed in the United States District Court for the Central District of California. The complaint alleges a class period between March 31, 1997 and March 12, 1998. The complaint asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. Plaintiff seeks an unspecified amount of damages in excess of $75,000, exclusive of interest and cost.

  On July 7, 1998 a derivative action was filed against certain of Company's current and former officers and directors. The derivative action, Orr v. Kanwal S. Rekhi, et al., No. CV98-5319 CM (CWx), was filed in the United States District Court for the Central District of California. The action asserts claims on behalf of the Company for intentional breach of fiduciary duties, negligent breach of duty, contribution, indemnification, unjust enrichment, and abuse of control. Plaintiff seeks an unspecified amount of damages in excess of $75,000, exclusive of interest and costs.

  On June 25, 1998, a shareholder class action complaint was filed against the Company and certain of its current and former officers and directors. The complaint, Daughtry v. CyberMedia, Inc., et al., No. 98-5584, was filed in the Circuit Court for Pulaski County, Arkansas. The complaint alleges a class period between March 31, 1997 and March 12, 1998. The complaint asserts claims under Ark. Stat. Ann. Sec. 23-42-106 and the "securities laws afforded by the remaining 49 states". Plaintiff seeks an unspecified amount of compensatory damages in excess of $75,000 as well as punitive damages.

  On August 10, 1998, another shareholder class action complaint was filed against the Company and certain of its current officers by the plaintiff in the above listed Arkansas case. The complaint, Daughtry v. CyberMedia, Inc., et al., No. BC195733, was filed in the Los Angeles Superior Court. The complaint alleges a class period between March 13, 1998 and July 28, 1998. The complaint asserts claims for breach of fiduciary duties and violations of California Corporations Code Secs. 25400 and 25500. Plaintiff seeks an unspecified amount of compensatory damages.

  The Company intends to defend against these actions vigorously.

   On April 22, 1998, plaintiffs in an ongoing lawsuit, Mark Novisoff, et al v. Luckman Interactive, No. BC170552 filed May 20, 1997 in Los Angeles Superior Court, filed a second amended complaint adding the Company to the lawsuit, and asserting claims against the Company for fraudulent transfer, recovery of claim under the Bulk Sales Law, and civil conspiracy. Generally, the relief that the plaintiffs are seeking from the Company is an order that the assets the Company acquired from Luckman be set aside to the extent necessary to satisfy the shareholders' claims against Luckman, and an order requiring that all money still owed by the Company to Luckman or Luckman's assignees be held in a constructive trust for the shareholders. The Company intends to defend against these actions vigorously.

   On June 18, 1998, a former Company employee filed a complaint in Los Angeles Superior Court alleging employment discrimination and other related complaints. The action, Wendell Brown v. CyberMedia, Inc., et. al., names certain current and former employees of the Company. The Company intends to file a demurrer to most or all of the causes of action on behalf of all the defendants who have then been served on or before August 22, 1998.

   On July 28, 1998, an individual claiming to be a stockholder of the Company filed a Class Action Complaint alleging, among other things, a breach of fiduciary duties by the Company Board in approving a merger agreement with Network Associates, Inc., and naming the members of the Company Board, the Company, and Network Associates as defendants. The Complaint, Stanley Schneider v. Suhas Patil, et al, No. 16565-NC filed in the Delaware Court of Chancery in New Castle County, seeks an injunction restraining the consummation of the merger and unspecified compensatory damages. The Company believes that the Complaint is without merit and intends to vigorously defend against it.

         Item 5. Other Information

       Peter Morris, a member of the Board of Directors of the Company, resigned his position as a director in January 1998, for personal business reasons.

 Item 6. Exhibits and Reports on Form 8-K

         ( a )   Exhibits
                 27.1 Financial Data Schedule

         ( b )   Reports on form 8-K

                  No reports on Form 8-K have been filed during the period for which the report is filed.

                                   SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                                         CYBERMEDIA, INC.
                                         (Registrant)

Date: August 13, 1998                By: /s/ James R. Tolonen
                                         -------------------------------------
                                         President and Chief Operating Officer



                                     By: /s/ Jane E. Wike
                                         -------------------------------------
                                         Vice-President, Finance
                                         (Chief Accounting Officer)

                                INDEX TO EXHIBITS


Exhibit                                                               Page

     27.1     Financial Data Schedule                                  29